Form 10QSB
period 1996-03-30
MAKO MARINE INTERNATIONAL INC
filed 1996-05-13
CIK 943689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
     ACT OF 1934

             For the quarterly period ended       MARCH 30, 1996
                                            -----------------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
- ---

                    For the transition period from                to
                                                   --------------    ------
                    Commission File number   33-94168
                                           ---------------------------


                         MAKO MARINE INTERNATIONAL, INC.
- ---------------------------------------------------------------------------
                                                                          -
        (Exact name of small business issuer as specified in its charter)


     FLORIDA                                      65-0501535
- ---------------------------------------------------------------------------
(State of other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)


     4355 NW 128TH STREET     MIAMI, FLORIDA  33054
- -----------------------------------------------------------------
     (Address of principal executive offices)


     (305) 685-6591
- ---------------------------------------------------------------------------
     (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---


As of May 10, 1996, there were 2,655,000 shares of common stock, $0.01 par value per share, outstanding.

                         MAKO MARINE INTERNATIONAL, INC.

Part 1.   Financial Information
- -------   ---------------------

Item 1.   Financial Statements

          Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Statements of Operations  . . . . . . . . . . . . . . . . . . . . .  4

          Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . .  5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . .  6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . 9-12

Part II.  Other Information
- --------  -----------------

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 13

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 13

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                        MAKO MARINE INTERNATIONAL, INC.

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                               The Company
                                                               -----------
                                                                March 30,
                                                                   1996
- --------------------------------------------------------------------------
                                      ASSETS

           Current assets
            Cash and cash equivalents                             $ 87,108
            Accounts receivable, less allowance for possible
             losses of $42,013                                   1,020,945
            Inventories                                          3,411,643
            Prepaids and other                                     279,330
- --------------------------------------------------------------------------
           Total current assets                                  4,799,026
           Property and equipment, net                           2,894,000
           Other assets                                            141,653
- --------------------------------------------------------------------------
                                                               $ 7,834,679
- --------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

           Liabilities
            Current liabilities
             Accounts payable                                  $ 2,013,857
             Accrued expenses                                      638,950
             Accrued interest payable                              140,849
             Current portion of indemnities                         82,620
             Current portion of long term debt                     295,895
- --------------------------------------------------------------------------
           Total current liabilities                             3,172,171
           Note payable, CreditAmerica Venture Capital, Inc.
            (CAVC), an affiliate                                   900,000
           Note payable, CreditAmerica, Inc., an affiliate         235,906
           Indemnities, less current portion                       243,612
           Long term debt, less current portion                  1,646,230
- --------------------------------------------------------------------------
           Total liabilities                                     6,197,919
- --------------------------------------------------------------------------
           Contingencies
- --------------------------------------------------------------------------
           Stockholders' equity
            Preferred stock; 2,000,000 shares authorized;
             none issued
            Common stock $.01 par value, 15,000,000 shares
             authorized; 2,655,000 shares issued and
             outstanding                                            26,550
            Additional paid-in capital                           6,317,873
            Deficit                                             (4,707,663)
- ---------------------------------------------------------------------------
           Total stockholders' equity                            1,636,760
- ---------------------------------------------------------------------------
                                                               $ 7,834,679
- ---------------------------------------------------------------------------

                            See accompanying notes to financial statements.

                               MAKO MARINE INTERNATIONAL, INC.

                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)






                                                       The Company
                                      ------------------------------------------------
                                         Three         Three        Nine        Eight
                                        months        months       months       months     Old Mako
                                                                                           --------
                                         ended         ended       ended        ended     One Month
                                         March         April       March        April    ended July
                                       30, 1996       1, 1995     30, 1996     1, 1995     31, 1994
- ---------------------------------------------------------------------------------------------------
Net sales                            $ 4,380,766   $ 4,047,594 $ 13,797,185 $ 9,653,056 $ 1,064,616
Cost of products sold                  3,880,187     3,736,311   12,192,817   8,900,019   1,030,072
- ---------------------------------------------------------------------------------------------------
Gross profit                             500,579       311,283    1,604,368     753,037     34,544
- ---------------------------------------------------------------------------------------------------
Expenses:
Selling, general and
administrative                         1,389,219       965,851    3,473,727   2,098,439    224,490
Interest                                  73,534       105,170      244,881     220,814     29,371
Other                                     16,202        37,527      217,039      93,013      9,239
- ---------------------------------------------------------------------------------------------------
Total expenses                         1,478,955     1,108,548    3,935,647   2,412,266    263,100
- ---------------------------------------------------------------------------------------------------
Loss before other income                (978,376)     (797,265)  (2,331,279) (1,659,229)  (228,556)
Other income                              21,235        22,685       80,974      25,640        344
- ---------------------------------------------------------------------------------------------------
Net loss                             $  (957,141)   $ (774,580) $(2,250,305)$(1,633,589)$ (228,212)
- ---------------------------------------------------------------------------------------------------
Net loss per common share            $      (.35)   $     (.83) $      (.94)$     (1.76)$        -
- ---------------------------------------------------------------------------------------------------
Average number of common
shares                                 2,735,345       930,000    2,395,286     930,000          -
- ---------------------------------------------------------------------------------------------------

                                                    See accompanying notes to financial statements.

                                MAKO MARINE INTERNATIONAL, INC.

                                   STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)






                                                                    The Company
                                                          -------------------------------
                                                            Nine months   Eight months    Old Mako
                                                                                          --------
                                                               ended          ended       One Month
                                                               March          April      ended July
                                                             30, 1996        1, 1995      31, 1994
- ---------------------------------------------------------------------------------------------------
Operating activities:
Net loss                                                  $ (2,250,305) $ (1,633,589)   $ (228,213)
Adjustment to reconcile net loss to net cash
(used in) provided by operating activities:
Provision for depreciation                                     415,811       344,800         2,601
Amortization of deferred loan costs                            165,054       128,422             -
Changes in operating assets and liabilities:
Decrease (increase) in accounts
receivable                                                    (366,296)      (64,874)       87,280

Increase in inventories                                     (1,639,165)     (209,542)     (232,523)
Decrease (increase) in prepaids and
other assets                                                   158,622      (552,161)      (34,159)

Increase in accounts payable, accrued
expenses and accrued interest payable                          405,092       918,901       573,928

- ---------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating
  activities                                                (3,111,187)   (1,068,043)      168,914

- ---------------------------------------------------------------------------------------------------
Investing activities:
Purchase of property and equipment                            (328,454)     (438,220)            -

- ---------------------------------------------------------------------------------------------------
Net cash used in investing activities                         (328,454)     (438,220)            -

- ---------------------------------------------------------------------------------------------------
Financing activities:
Net proceeds from borrowings                                         -     1,007,432             -
Principal payments on debt and indemnities                  (2,072,635)     (500,000)     (271,823)
Issuance of common stock, net                                5,307,423       500,000
Capital contribution                                                 -       500,000              -
Decrease in restricted cash                                    200,000             -              -

- ---------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                                 3,434,788     1,507,432      (271,823)

- ---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
equivalents                                                     (4,853)        1,169      (102,909)
Cash and cash equivalents
(unrestricted), beginning of period                             91,961             -       102,909

- ---------------------------------------------------------------------------------------------------
Cash and cash equivalents
 (unrestricted), end
 of period                                                  $   87,108     $   1,169            $-
- ---------------------------------------------------------------------------------------------------

                                                    See accompanying notes to financial statements.

                           MAKO MARINE INTERNATIONAL, INC.

                            NOTES TO FINANCIAL STATEMENTS












1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
- --------

Mako Marine International, Inc. (the Company) is engaged in the manufacture and sale of offshore fishing and pleasure boats.

Basis of Presentation
- ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements and footnotes thereto included in the prospectus that is part of the Company's Registration Statement on Form SB-2 (SEC File no. 33-94168) filed with the Securities and Exchange Commission in conjunction with the Company's initial public offering in August 1995. The results of operations for the nine months ended March 30, 1996 are not necessarily indicative of the results of operations for the full year.

On August 2, 1994, the Company acquired the boat manufacturing assets of Mako Marine, Inc. ("Old Mako") and assumed and incurred certain liabilities and indemnities from an affiliate in a transaction accounted for as a purchase. The financial statements presented for the one month ended July 31, 1994 have been derived from the financial statements of Old Mako and exclude the business operations of that company that were not acquired as a result of the acquisition.

Initial Public Offering
- -----------------------

On August 23, 1995, the Company successfully completed an initial public offering of common stock. The Company sold 1,725,000 shares at $4.00 per share. The net proceeds to the Company were $5,307,423 after deducting underwriting fees and other expenses in the amount of $1,592,577.

                        MAKO MARINE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS













1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Approximately $2,110,000 of the net proceeds have been utilized to repay debt and the remainder, approximately $3,200,000 have been used for working capital purposes.

Net Loss Per Common Share
- -------------------------
Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, stock issued and stock options and warrants granted during the twelve-month period preceding the date of the Company's initial public offering (August 23, 1995) have been included in the calculation of weighted average shares of common stock outstanding for the nine months ended March 30, 1996.

Cash Equivalents
- ----------------

Cash equivalents consist of highly liquid investments with maturities of three months or less.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
- -----------------

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

                     MAKO MARINE INTERNATIONAL, INC.

                      NOTES TO FINANCIAL STATEMENTS












2. CONTINGENCIES

On or about August 22, 1995 the Company was joined as a defendant in two lawsuits by the same party which allege the existence of judgments held by certain plaintiffs against Old Mako aggregating approximately $400,000. The Company does not believe it is subject to those judgments and was not a party to the actions resulting in the judgments. The complaint further alleges that the manner in which the Company acquired the assets of Old Mako engendered a fraudulent transfer by Old Mako and further results in the Company's successor liability for such judgments. The complaint seeks to avoid such transfer or, alternatively, that the Company and the former sole-stockholder of the Company be held liable for the unpaid balance of the judgments, together with costs and attorney's fees. The Company has filed a responsive pleading as well as a motion for summary judgment. Management does not believe the outcome of this matter will have a material effect on the operations of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company designs, manufactures and sells offshore boats under the Mako name for sportfishing and family recreational use and commenced active operations in August 1994 when it acquired the boat manufacturing assets of Old Mako from an affiliate. Old Mako began producing quality fiberglass boats for the serious sports fisherman in 1967. However, from 1989 until it ceased operations in 1994, Old Mako experienced severe negative cash flows and substantial net losses. The Company recruited a new management team with the objective of instituting operating efficiencies, improving its relationships with dealers and expanding its dealer distribution network. For further information, refer to the prospectus that is part of the Company's Registration Statement on Form SB-2 (SEC File no. 33-94168) filed with the Securities and Exchange Commission with the Company's initial public offering in August 1995.

     The following table which combines the one month ended July 31, 1994 of Old Mako and the eight months ended April 1, 1995 of the Company, is included solely for use in comparative analysis of results of operations and to facilitate management's discussion and analysis. For the results of operations for the three months ended March 30, 1996 and April 1, 1995, see statements of operations.

                                                   (unaudited)  (unaudited)
                                                    March 30,     April 1,
Nine Months Ended                                     1996          1995
- ---------------------------------------------------------------------------
Net sales                                          $13,797,185  $10,717,672
Cost of products sold                               12,192,817    9,930,091
- ---------------------------------------------------------------------------
Gross profit                                         1,604,368      787,581
- ---------------------------------------------------------------------------
Expenses
 Selling, general and administrative                 3,473,727    2,322,929
 Interest                                              244,881      250,185
 Other                                                 217,039      102,252
- ---------------------------------------------------------------------------
                                                     3,935,647    2,675,366

- ---------------------------------------------------------------------------
Loss before other income                            (2,331,279)  (1,887,785)
Other income                                            80,974       25,984
- ----------------------------------------------------------------------------
Net loss                                           $(2,250,305) $(1,861,801)
- ----------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 30, 1996 VERSUS THREE MONTHS AND COMBINED NINE MONTHS ENDED APRIL 1, 1995.

NET SALES

The Company's net sales for the quarter ended March 30, 1996 (the third quarter of the fiscal year ending June 29, 1996) increased by $333,172 (or 8.2%) to $4,380,766 from $4,047,594 for the corresponding quarter of the prior year. During the current fiscal year the Company implemented strategies designed to increase net sales. To that end the Company attracted approximately 19 new dealers both in under performing markets and in new markets primarily in the western United States. The Company believes that these new dealers are well regarded in their respective marketplaces and have begun to actively market the Company's products. The Company has increased the sales of its walkaround cabin models due to improved appearance and the success of its 243 model introduced at the end of fiscal 1995. The implementation of the forgoing strategies has resulted in a modest increase in net sales for the quarter. However, sales for the third quarter were below the Company's expectations. The Company attributes this shortfall to a decline in total industry sales, which coincided with many of the winter boat shows as well as a very cold lingering winter season. Commencing in January 1996, the Company began to manufacture boats for inventory in anticipation of the start of the spring selling season. During the third quarter there was a buildup of approximately $1,300,000 of inventory that led to a lack of liquidity (see Liquidity and Capital Resources). The buildup was in part caused by a failure to increase sales and, to a lesser extent, by a lack of sufficient tooling to manufacture a popular model. The Company has added tooling to meet market demands. For the nine months ended March 30, 1996, net sales increased $3,079,513 (or 28.7%) to $13,797,185 for the same period of the prior year.

The Company realizes that in order to meaningfully reduce its losses, sales must continue to increase.


COST OF PRODUCTS SOLD AND GROSS PROFIT

Gross profit for the quarter ended March 30, 1996 increased $189,296 to $500,579 (11.4% of net sales) from $311,283 (7.7% of net sales) for the corresponding quarter of the prior year. For the nine months ended March 30, 1996, gross profit increased $816,787 to $1,604,368 (11.6% of net sales) from $787,581 (7.3%
of net sales) for the same period of the prior year. The improved gross margin percentage is the result of increased sales of boats with higher gross margins and reductions in the overall cost of manufacturing the Company's products. For example, the new 191 center console model introduced this quarter has a higher gross margin than its predecessor. Although gross margin has improved, manufacturing costs have exceeded standard by approximately $325,000 for the quarter. For the nine months ended March 30, 1996 such excess aggregated approximately $1,400,000 of which direct labor costs accounted for approximately $800,000 and material usage for approximately $600,000. The Company endeavors to reduce direct labor while maintaining production at a level adequate to satisfy demand. The Company believes that a new inventory control system and redirected personnel will control excess material usage.

The Company has not achieved its goals for reducing costs of manufacturing as planned under its re-engineering program, begun earlier this year. The Company realizes that in order to reduce its losses, gross margin must significantly increase by a combination of higher sales and reduced manufacturing costs.

OPERATING, INTEREST AND OTHER EXPENSES

Commencing in the late spring of 1995, the Company assembled a new management team and began to implement new marketing strategies. However, the impact of these strategies has affected significantly the Company's results of operations for the third fiscal quarter and the fiscal year to date. Consequently, selling, general and administrative expenses increased by $423,368 (or 43.8%) to $1,389,219 for the quarter ended March 30, 1996, from $965,851 for the corresponding quarter in the prior year. For the nine months ended March 30, 1996, selling, general and administrative expenses increased $1,150,798 (49.5%) to $3,473,727 from $2,322,929 for the corresponding period of the prior fiscal year. The major components of the increase in selling, general, and administrative expenses were (A) the hiring of five new management personnel and four new staff employees at an annual cost of approximately $800,000, (B) additional advertising and marketing expenditures of $120,000 and, (C) costs associated with holding a dealer meeting for the first time in many years of $80,000. Additionally, variable sales and advertising expenses, such as commissions and dealer programs increased in relation to increased sales. The current level of selling, general and administrative costs are more than adequate to service current sales activity as well as potential near term growth.

Other expenses were substantially higher for the nine months ended March 30, 1996 due to the unamortized costs related to a bridge loan of approximately $170,000 that were paid during the first quarter of fiscal year 1996 and expensed over the life of the loan, April 1995 to August 1995. The bridge loan was repaid out of the proceeds of the initial public offering.


NET LOSS

For the reasons noted above, the net loss for the quarter ended March 30, 1996, was $957,141 as compared to $774,580 for the corresponding quarter of the prior fiscal year. For the nine months ended March 30, 1996, the net loss was $2,250,305 as compared to $1,861,801 for the corresponding period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

During August 1995, the Company completed an initial public offering and generated net proceeds of $5,307,423. For the nine monthes ended March 30, 1996, the Company used $2,072,635 for principal payments on debt, $328,454 for capital expenditures and $3,111,187 to fund operations. The use of cash to fund operating activities was a result of the Company's net loss of $2,250,305 offset by depreciation and amortization totalling $580,865, an increase in accounts receivable of $366,296 and an increase in inventories of $1,639,165 in anticipation of increased sales. The Company incurred a decrease in prepaid and other assets of $158,622 as well as an increase in current payables of $405,092 associated with higher inventory levels.

Since its inception, the Company's internally generated cash flow has not been sufficient to finance its operations. As described above, the Company has met its capital requirements primarily through the proceeds generated by the initial public offering. The Company initially anticipated that the proceeds of the offering, together with existing resources and cash generated from future operations would be sufficient to satisfy the Company's contemplated cash requirements for 18 to 24 months. As described in Net Sales (Results of Operations), the Company's inventories have increased dramatically by approximately $1,300,000 during the third quarter of fiscal year 1996 to $3,400,000 at March 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

In order for the Company to meet its cash needs, as previously planned, the Company must reduce its inventory promptly. Management believes that such reduction should occur by sales of its products in the ordinary course of business. If the Company is unsuccessful, in whole or part, in selling its excess inventory then it would consider obtaining additional inventory financing. There can be no assurances that the Company will be able to obtain such additional financing, or, if such financing will be on acceptable terms. The inability to obtain such financing would have a material adverse effect on the Company.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to item 1 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits: None
          (b) Reports on Form 8-K: None

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Mako Marine International, Inc.


May 10, 1996                         Douglas Baena
- --------------------               ----------------------------------------
Date                               Douglas Baena
                                   Chief Executive Officer


May 10, 1996                         Lawrence Tierney
- -------------------------          ---------------------------------------------
Date                               Lawrence Tierney
                                   Chief Financial Officer