Form 10KSB
period 1996-06-29
MAKO MARINE INTERNATIONAL INC
filed 1996-09-27
CIK 943689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. [Fee required]

          For the fiscal year ended June 29, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. [No fee required]

          For the transition period from ________________ to _________________.

          Commission file number 0-26618


                         MAKO MARINE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                      65-0501535
 (State of other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


                    4355 NW 128TH STREET MIAMI, FLORIDA 33054
                    (Address of principal executive offices)

                                 (305) 685-6591
                           (Issuers telephone number)

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock , $.01 par value

                    Redeemable Common Stock Purchase Warrants
                              (Title of each class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes __X__   No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuers revenues for the most recent fiscal year $19,863,331.

As of September 20, 1996 the aggregate market value of the Issuer's voting stock held by non-affiliates of the Issuer (1,698,000 shares of common stock ) was approximately $5,094,000.

As of September 20, 1996, the number of shares outstanding of the Issuer's common stock was 2,655,000. Documents incorporated by reference: Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held November 14, 1996, are incorporated by reference into Part III.

                         MAKO MARINE INTERNATIONAL, INC.

                   FISCAL YEAR 1996 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                           Page
                                                                           ----

Item 1.   Description of Business ........................................   3

Item 2.   Description of Properties ......................................  11

Item 3.   Legal Proceedings ..............................................  11

Item 4.   Submission of Matters to a Vote of Security Holders.............  13


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder
            Matters ......................................................  13

Item 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  14

Item 7.   Financial Statements ...........................................  19

Item 8.   Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure ..........................  19


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of
            the Exchange Act .............................................  19

Item 10.  Executive Compensation .........................................  19

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management ...................................................  19

Item 12.  Certain Relationships and Related Transactions .................  19

Item 13.  Exhibits and Reports on Form 8-K ...............................  19

                                     PART I


Item 1.   DESCRIPTION OF BUSINESS

General


Mako Marine International, Inc. ("Mako" or the "Company") was incorporated in Florida in June 1994. Its principal executive offices are located at 4355 N. W. 128th Street, Miami, Florida 33054.

The Company designs, manufactures and sells offshore boats under the Mako name for sportfishing and family recreational use. The Mako name has been well known in the boating industry for many years. The Company's principal product lines are center console, walkaround cabin and flats fishing boats, which range from 17 to 33 feet in length. During fiscal 1996, the Company's marketed 18 models ranging in retail price from $14,000 to $95,000 through a network of independent dealers. Sales are concentrated on the eastern coast of the United States, with particular emphasis on Florida. The balance of the Company's sales are made in the Gulf Coast, Great Lakes and West Coast regions and in foreign markets.


Acquisition

The Company commenced active operations in August 1994 when it acquired the boat manufacturing assets of Mako Marine, Inc. ("Old Mako") from an affiliate. Old Mako began producing quality fiberglass boats for the serious sports fisherman in 1967. However, from 1989 until it ceased operations in 1994, Old Mako experienced severe negative cash flows and substantial losses as a result of a significant downturn in the motorized pleasure boat industry shortly after it completed a program of expansion.

In February 1994, CreditAmerica Venture Capital, Inc. ("CAVC") was formed by an investor group, headed by Douglas W. Baena, to facilitate the financing of Old Mako's operations. Thereafter, CAVC acquired Old Mako's defaulted long-term debt and, in an August 1994 foreclosure sale, acquired substantially all of the boat manufacturing assets of Old Mako. The Company then purchased such assets from CAVC.

CAVC presently owns 930,000 shares of the Company's common stock (approximately 35% of the issued and outstanding shares). Douglas W. Baena, the Chairman of the Board, President and Chief Executive Officer of the Company, is a substantial stockholder of CAVC.


Public Offering and Company Strategy

During August 1995, the Company completed an initial public offering (the "IPO") in which it issued and sold 1,725,000 units each consisting of one share of common stock and one warrant to purchase a share of common stock at the exercise price of $4.00 per share. The Company received net proceeds of $5,307,423, including net proceeds of $389,700 from the exercise of an over allotment option.

The Company's initial strategy was to take advantage of what it perceived as the early stages of a recovery within the boating industry. To accomplish this objective the Company, through a new management team, sought to improve its relationship with dealers, expand its dealer network, and institute operating efficiencies in the manufacturing process. The Company believes that during the fiscal year ended June 29, 1996, it was successful in improving dealer relations and restoring dealer confidence in Mako products. As a result the Company's fiscal 1996 revenues increased by 31% to $19.86 million. However, the Company has not achieved similar success in reducing its excessive manufacturing costs and selling, general and administrative expenses were significantly increased. Accordingly, the Company suffered a net loss of $2.95 million in fiscal 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


Products

The Company's product lines are principally center console models and, to a lesser extent, walkaround cabin, flats and dual console fishing boats. Its commercial division manufactures and sells various patrol and other boats for federal, state and local as well as foreign governmental use. For the year ended June 29 1996, center console models accounted for approximately 76% of the units sold.

All of the Company's boats are laminated with hand-laid fiberglass to insure consistent quality and strength. The hulls of Mako boats are designed to give a soft, dry ride while providing a stable platform at rest or when moving at a slow trolling speed. Unlike most boats manufactured by other companies, the Company's boats are fully foamed with two-pound density urethane to enhance the safety, flotation, strength and shock absorbency of the boat. For superior safety, Mako boats exceed the United States Coast Guard standards for flotation and all Mako fuel tanks are installed in fiberglass compartments beneath the boat decks and encapsulated in foam. While there is no demonstrable evidence, the Company believes that the Mako brand name is recognized by consumers as the mark of a high quality, durable offshore fishing boat.

Center Console. The Company's center console series, on which the Mako reputation among serious sportfisherman was built, consists of models ranging from 17 to 33 feet in length. In an attempt to improve manufacturing efficiencies, the Company reduced the number of center console models from 12 to eight during fiscal year 1996. In addition, during the fiscal year the Company spent approximately $460,000 to tool and build three new models, including the Company's flagship, the Attack 333, a 33 foot deluxe center console cabin boat. Two of the models were introduced midway through fiscal 1996, while the Attack 333, was introduced after the fiscal year, at the Company's July 1996 dealer meeting.

The Company's center console models have a two-piece hull, featuring an integral stringer system and deck with built-in storage, livewells and fishboxes, which provides a large cockpit area. Some of the Company's center console models incorporate Mako's patented C-Pak electronic storage system which allows for easy installation and use of the boat's electronics. The C-Pak system also enables owners to safeguard their boat's electronics by allowing them to remove the C-Pak system when leaving the boat. The Mako center console boats, with their large capacity fuel tank, allow anglers to reach remote fishing areas.

Walkaround Cabin. The Company recognizes that many consumers generally use their boats for cruising, diving and enjoying the water with family and friends. For these enthusiasts, the Company manufactures four walkaround cabin models, ranging from 22 to 29 feet in length, each of which provides 360 degree access to the boat, the comfort of a cabin area and, in most models, a stand-up head compartment. The comforts offered by the walkaround models include a V-bunk, galley, a dinette table and storage areas which make these boats suitable for overnight trips. In addition, the walkaround models offer cockpit space suitable for fishermen and divers.

Professional Flats Boats. The Company's professional flats boats now consist of two models, 17 and 18 feet in length, which offer the protected shallow water angler a shallow draft fishing platform. Flats boats can come equipped with poling platforms that enable the users to maneuver the boats in very shallow water. To meet the angler's needs, these models offer stable, soft, dry riding hulls with built-in livewells, release wells and storage compartments.


Dual Console and Inboards. The dual console and inboard models have been discontinued for fiscal 1997.


Commercial and Governmental Products

The Company has reinvigorated its Commercial Products Division, which markets Mako patrol and other boats to federal, state and local as well as foreign governments and commercial entities. In many cases, the Company works with a government agency to design a customized boat suitable to such customer's specific needs. During the year, the Company developed an on-going relationship with a foreign government involving the production and sale of patrol boats.


Marketing, Sales and Distribution

For the year ended June 29, 1996, approximately 46% of the Company's sales were made in Florida and 39% were distributed geographically on the eastern seaboard from Maine to Georgia.

Domestic sales of the Company's boats are made through a network of independent dealers throughout the United States. These dealers are not exclusive to the Company and carry the boats of other companies, including some which may be competitive with the Company's products. The territories served by any dealer are usually exclusive to that dealer and in an effort to protect the interests of existing dealers, the Company uses discretion in locating new dealers. No single domestic dealer accounted for more than ten percent of the Company's sales in the year ended June 29, 1996. Management does not believe that the loss of any particular dealer would have a materially adverse effect on the Company's business.

Prior to the IPO in August 1995, management recognized that dealer confidence in the Mako name had eroded largely due to a decline in the quality of workmanship in the fit and finish of shipped boats in the later years of Old Mako's existence. To improve relationships and restore confidence during fiscal 1996, management expanded communications with its existing dealer network and personally visited most dealers. The Company also renewed its presence at certain important trade shows and increased the exchange of product development and marketing ideas with its dealers and retail customers. In fiscal 1996, the Company held an annual dealer meeting in order to encourage dealers to plan their purchases for the ensuing model year and in order to solicit new business and attempt to facilitate a more orderly production schedule. The Company also instituted additional procedures to assure the quality of its finished products. In late fiscal 1995, the Company added three sales representatives to cover new territories and replaced one sales representative. In late fiscal 1995 and into fiscal 1996, the Company reorganized its domestic sales territories and enhanced the quality of its dealer network by terminating certain unproductive dealers and adding new dealers that management believes will outperform their predecessors.

Most boats are pre-sold to a dealer before entering the production line. Although a sales order can be canceled prior to the start of construction, it is uncommon for a dealer to do so. The Company generally has been able to sell to another dealer any boat for which an order has been canceled. Historically, cancellations have not had a material effect on the Company.

In most cases, boats are sold to dealers under "floor plan" financing arrangements through one of two third-party financing companies, or on a cash-on-delivery basis. The arrangements provide financing to dealers to buy inventory at wholesale from the Company and resell such inventory. Each agreement allows the Company to request the respective lender to finance the sale of inventory by the Company to a dealer, subject to the dealer having an approved credit line with the lender. If the lender should foreclose on any inventory because a dealer fails to repay financing provided by the lender, the Company is obligated to repurchase such inventory from the lender at a price equal to the amount then due and owing on the financing instrument. If the Company accepts for return from a dealer any inventory subject to a financing instrument, whether or not any substitution is made for such returned inventory, the Company must reimburse the lender for the original amount of the invoice on which financing was given. During the year ended June 29, 1996 and the eleven months ended July 1, 1995, returns were insignificant.

The marine industry is highly seasonal, with retail sales strongest in the months of February through July. The Company's business is also affected by weather patterns. Unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season, particularly in the Northeast. The Company attempts to affect the level and timing of sales to dealers by the use of a variety of programs and incentives.

The Company's "Mako Partners Program" supports the Company's relationship with its dealers. Under the Program, domestic dealers elect representatives to meet with the Company's management and staff on a periodic basis. These representatives convey to the Company information gathered from the dealers based on experience in their showrooms and contact with customers. New products, improvements to existing products, advertising concepts and financing programs which respond to the needs of dealers and consumers are identified by the representatives and discussed with the Company's management.

The Company believes that it must actively assist dealers in the growth of their dealerships to further solidify their relationships. During the year, the Company implemented training programs both for company personnel and dealer sales representatives to enhance sales to customers.

In addition to emphasizing its relationship with dealers, the Company also devotes resources to customer relations. The Company sponsors approximately 26 family fishing tournaments each year to bring Mako owners and their families together for a fun and educational event. Children are shown the art of offshore fishing and, through the Company's catch and release program, learn environmental responsibility.

Many Mako owners belong to one of the approximately 20 Mako owners' clubs around the United States and Europe. Most clubs host monthly meetings, invite speakers and educate members on marine safety and other boating-related topics. Clubs also hold fishing tournaments, barbecues and weekend excursions. The Company maintains a consumer service department to answer questions and to advise consumers about the use of its products. An independent company has been retained to conduct customer satisfaction surveys with dealers and retail purchasers.

Until late August of 1995, the Company's boats were sold internationally through a Florida based distributor. At that time the relationship with the distributor was terminated and since then, the Company has sold its products directly to international dealers. The Company believes that the termination of the relationship did not have a material adverse effect on its operations.


Advertising

Advertising consists of space in printed media, such as boating magazines, and point-of-sale product literature, as well as annual participation in approximately 25 large boat shows nationwide. The marketing of boats to retail customers is the direct responsibility of the dealer whose efforts are supplemented by the Company through advertising in boating magazines and participation in regional, national, and international boat shows. The Company promotes Mako boats not only for fishing, but for family recreational use capable of a broad variety of uses. Additionally, the Company's advertisements stress the high resale value of Mako boats.


Design, Engineering and Development

The Company's design, engineering and development activities are conducted by a small highly experienced staff and are closely linked to the process of marketing the Company's products. Consistent with the Company's strategy, during the 1996 fiscal year, the Company developed new products, including the Attack 333, and improved existing models in response to the perceived needs and demands of consumers, as ascertained through the Mako Partners Program and the Mako family tournaments (See Description of Business-Products-Center Console).

Manufacturing

The manufacturing process for the hulls and decks consists primarily of the "laying-up" by hand of resins and high quality fiberglass materials in molds designed and in many cases constructed by the Company's engineering and tooling department. Decks are bonded to the hulls using bonding agents, screws, and fiberglass to achieve a strong, unified construction. The Company manufactures some metal parts used in the construction of its boats. The Company does not manufacture the engines used on its boats.

Manufacturing capacity is sufficient to accommodate the Company's current and anticipated future needs. The Company believes that it has the potential to expand its manufacturing capacity and, should demand dictate, the capacity of the existing plant could be increased substantially by employing additional shifts. Management believes that it currently has excess capacity, and it intends to continue to pursue opportunities to absorb this excess capacity.

Recreational power boats must be certified by the manufacturer to meet the United States Coast Guard specifications. In addition, safety is subject to federal regulation under the Boat Safety Act of 1971, as amended, pursuant to which boat manufacturers may be required to recall products for replacement of parts or components that have demonstrated defects affecting safety. The Company has never had to conduct a product recall under the Act. The Company also requires its boats to meet the industry standard set by the National Marine Manufacturers Association Certification Program, which is broader than the United States Coast Guard specifications.


Product Liability

The Company warrants its products against defects in material and workmanship for periods of one to five years. Pursuant to the warranties such products can be returned to the Company, its dealers or authorized service centers for repair. Engines included on the boats are warranted by the engine manufacturer.

While the Company endeavors to sell safe products, it is possible that someone could claim personal injury or environmental damage resulting from use of products purchased from the Company. Historically, product liability awards did not have a material impact on Old Mako. While the Company maintains third-party product liability insurance which it believes to be adequate, there can be no assurance that the Company will not experience legal claims in excess of its insurance coverage or claims which are ultimately not covered by such insurance. Furthermore, if any significant claims are brought against the Company, the Company's business might be adversely affected by the related negative publicity.

Suppliers

The Company uses a variety of raw materials in the manufacture of its boats. Resin, fiberglass, foam and gelcoat are available from a limited number of suppliers at competitive prices. Certain of the Company's raw materials are purchased from single suppliers, but such materials are readily available from others at competitive prices.

The Company has entered into an agreement with the Mercury Marine Division of Brunswick Corporation ("Brunswick") which requires the Company to use primarily Mercury engines on its boats and provides for increased pricing if a minimum number of engines is not purchased each year. The Company anticipates that it will not purchase the minimum number of engines specified during calendar year 1996; however, its failure to meet this requirement will not result in a termination of the agreement nor have any material adverse effect on its results of operations. The agreement expires on December 31, 1998 or at an earlier date if the Company has purchased a specified number of engines. At June 29, 1996, the Company was indebted to Brunswick in the amount of approximately $617,000, which debt is collateralized by a security interest in certain of the Company's patents and trade names. The loan is repayable, in part, from rebates on the purchase of engines under the agreement. The agreement also provides to Brunswick a right of first offer in connection with the proposed sale of substantially all of the Company's assets or the sale of 50% or more of any class of voting securities to a person or entity engaged in the marine industry.


Competition

The industry in which the Company operates is highly competitive. Competition is based on quality of product, innovation, price and customer service. The Company's competitors vary according to product line. Included among the Company's competitors are several major manufacturers of boats for fishing and family use. These companies are well-established, have reputations for success in the development and sales of products, and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. There can be no assurance that the Company will be able to compete successfully. Manufacturers that compete directly with the Company in its market segment include Brunswick, Grady White, and Outboard Marine Corporation.


Patents

The Company believes that its patents and Mako trademarks are valuable assets, as they are identified with and are important to the sale of its products. The Company's trademarks are registered with the United States Patent and Trademark office and in a number of foreign countries. Substantially all of the Company's assets, including its patents and trademarks, are pledged to secure indebtedness. If the Company defaults on its indebtedness and one or more of the Company's creditors foreclose upon its security interest in the Company's assets, in particular its patents and Mako trademarks, such loss would have a material and adverse effect on the Company's business and operations. In management's opinion, the Company is in compliance with all loan covenants.


Environmental

The Company's operations are subject to numerous federal, state and local laws and regulations relating to the environment and health, safety and other regulatory matters. Certain materials used in boat manufacturing, such as resin and various cleaning solvents, are classified by federal and state governments as "hazardous material." Control of these substances is regulated by the EPA and state environmental protection agencies which require reports and inspect facilities to monitor compliance. In addition, under "CERCLA" any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean up, remediation and response costs required at such site in the event that the site is not properly closed by the owner or operator, irrespective of the amount of waste sent to the site. The Company believes that it has obtained all material permits and that its facilities and operations are in substantial compliance with all material applicable environmental laws and regulations. Nevertheless, future events, such as changes in or modified interpretations of existing laws or regulations or enforcement policies may give rise to additional compliance costs that could have a material adverse effect on the Company.

Pursuant to the 1990 Amendments to the Clean Air Act, the EPA has been studying the impact of marine engines on the environment. The Company anticipates that by 1998 the EPA will adopt regulations establishing air emissions standards for new marine engines. To the extent that such regulations, when finally adopted, make it more costly to acquire a marine vessel equipped with an engine, such regulations could have a material adverse effect on the Company's business.


Employees

The Company has engaged Vincam Human Resources, Inc. ("Vincam") to provide human resource management services. Vincam employs approximately 200 full-time workers at the Company's manufacturing facility, and is responsible for providing all employee benefits, including workers compensation insurance coverage, and certain other services. The Company's contract with Vincam is for a term of one year, and is automatically renewed unless terminated pursuant to its terms, however, such contract may be terminated at any time upon 30 days written notice by the Company and under certain other circumstances. The Company believes that a termination of this contract would not have a material adverse effect on the Company.

Item 2.   PROPERTY

The Company's 10 acre, 220,000 square foot manufacturing facility located in Miami, Florida is leased under a triple net lease which expires on July 31, 2001, from Robert Schwebke, the founder of Old Mako. The Company pays an annual aggregate base rental of $542,400 and is responsible for taxes associated with the property. The lease also provides for two seven-year renewal options. The Company believes the terms of the lease are at market rate. The lease is encumbered by mortgages in the aggregate amount of approximately $2.4 million. Payments by the Company under the lease approximate payments required for debt service and real estate taxes. Both before and after the acquisition of the assets of Old Mako, there have been, and continue to be, defaults relating primarily to payment of real estate taxes under the mortgages. The holder of the first mortgage has agreed to forbear from exercising its remedies (including foreclosure) until February, 1997 as long as no further events of default occur. At that time, consideration will be given to reinstatement of the original maturity date of February 1999. The holder of the second mortgage for which the last payment is owed in June 2000, has not waived past defaults consisting primarily of the failure to pay Old Mako's real estate taxes.


Item 3.   LEGAL PROCEEDINGS

On September 27, 1994, an action was commenced in St. Lucie County, Florida by Compton & Associates, P.A., against Old Mako, the Company and John Doe, Inc., an unknown corporation, seeking recovery of approximately $209,500 for legal services performed on behalf of Old Mako and asserting successor liability against the Company. In addition, a further count was asserted against the Company alleging fraudulent transfer of assets of Old Mako to the Company and seeking an avoidance of the transfer of such assets, an injunction prohibiting the future disposition of such assets and for an appointment of a receiver for the business operation of each of the defendants. Answers have been interposed by Old Mako denying that the amounts claimed due are in fact owing to the plaintiff and by the Company denying any transferee liability. The litigation is in the discovery stage.

On December 12, 1994, an action was commenced in Dade County, Florida, by Aristech Chemical Corp. against Old Mako, the Company, Okam Holdings, Inc. and Douglas Baena , seeking recovery of the sum of $157,000, plus interest and costs, arising from the sale of certain materials to Old Mako. The plaintiff alleges that on and after August 2, 1994, the Company wrongfully and intentionally exercised dominion and control, and diverted to its own use, the materials sold to Old Mako and committed fraud in that it made false statements to plaintiff to obtain the materials. The Company filed a motion to dismiss the complaint, and the complaint was dismissed. Thereafter, Aristech filed an amended complaint which alleged solely a conversion claim against the Company. Because the Court had dismissed the previous complaint, which included Aristech's conversion claim against the Company, the Company filed a motion to dismiss the amended complaint. The court has not yet ruled on the motion to dismiss.

On or about August 2, 1995, an amended impleader complaint was filed in the Circuit Court for Dade County, Florida, by Coy D. Barbee, Virginia Barbee and Atlantic Marine Sales and Service, Inc. suing the Company; CAVC; CreditAmerica, Inc.; Robert Schwebke; his wife; and Brett Schwebke, a former officer of the Company. The Company was served on August 22, 1995. The complaint alleges the existence of judgments held by the plaintiffs against Old Mako aggregating approximately $400,000 and related to the sale of a boat to the Barbees by Old Mako. The Company is not the subject of those judgments and was not a party to the actions resulting in the judgments. The complaint further alleges that the manner in which the Company acquired the assets of Old Mako engendered a fraudulent transfer by Old Mako and further results in the Company's having successor liability for such judgments. The complaint seeks to avoid such transfers or, alternatively, that the Company and CAVC be held liable for the unpaid balance of the judgments, together with costs and attorneys' fees. The Company answered the complaint , asserting affirmative defenses, and filed a motion for summary judgment on all claims made in the impleader complaint asserted against the Company. The court entered summary judgment in favor of the Company with respect to successor liability claims, and deferred ruling upon the fraudulent transfer claims until a future hearing. A date for the future hearing has not been set.

An action was commenced on June 14, 1996 against the Company by Richard and Jacqueline Axt d/b/a Southern Marine Associates in the Chancery Court of Franklin County, Tennessee seeking damages against the Company in the amount of $501,800. The plaintiff allege that the Company is liable under a successor liability theory for an alleged breach of a sales representation agreement between Old Mako and Southern Marine Associates. The Company is in the process of obtaining counsel to defend the matter and attempt to remove the action to federal court.

On July 22, 1996, an action was commenced in Circuit Court in Palm Beach County, Florida by Tuppens Marine against the Company seeking an unspecified amount. Plaintiff alleges that the Company wrongfully failed to renew its dealer agreement.

The Company believes that all of the aforementioned actions are without merit. CAVC has agreed to indemnify the Company from any losses and expenses in excess of $150,000 arising out of claims against the Company for liabilities of Old Mako that were not assumed in August 1994. CAVC acknowledges that the Aristech, Barbee and Compton lawsuits are within the scope of the indemnity and the Company has no reason to believe that CAVC will not fulfill its obligations under such indemnity. While there can be no assurance as to the ultimate outcome of these actions, the Company believes that such actions will not have a material adverse effects on the Company's financial position or operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

These were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and Warrants are listed and traded on the Nasdaq SmallCap Market under the symbols "MAKO" and "MAKOW", respectively. The following table sets forth the high and low sales prices as reported on Nasdaq SmallCap Market for the Company's Common Stock and Warrants for each of the four quarters of the fiscal year ended June 29, 1996. The Company's Common Stock and Warrants began trading on August 23, 1995.

Fiscal Year Ended June 29, 1996                              High          Low
- -------------------------------                              ----          ---
   Common Stock
      First Quarter  (from August 23)..................     $4.500       $4.000
      Second Quarter ..................................      4.500        3.125
      Third Quarter ...................................      4.375        3.000
      Fourth Quarter ..................................      5.000        3.625

   Warrants
      First Quarter (from August 23)...................     $1.375       $ .750
      Second Quarter ..................................      1.125         .625
      Third Quarter ...................................      1.188         .625
      Fourth Quarter ..................................      1.125         .625

As of the close of business on September 19, 1996, there were approximately 19 registered holders of record of the Company's Common Stock.

The Company has not declared a cash dividend on its Common Stock subsequent to the IPO. The Company does not anticipate that any dividends will be declared on its Common Stock in the foreseeable future. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The Company commenced active operations in August 1994 when it acquired the boat manufacturing assets of Old Mako from an affiliate. Old Mako ceased operations in late July 1994.

The following table is included solely for use in comparative analysis of results of operations and to facilitate management's discussion and analysis. The financial information for the year ended July 1, 1995 is comprised of the one month ended July 31, 1994 of Old Mako (unaudited), and the eleven months ended July 1, 1995 of the Company (audited). The financial information for the year ended June 29, 1996 is audited.

                                                    Year ended      Year ended
                                                     June 29,         July 1,
                                                       1996            1995
- --------------------------------------------------------------------------------

Net sales                                           $19,863,331     $15,133,403
Cost of products                                     17,817,667      14,128,971
- --------------------------------------------------------------------------------
Gross profit                                          2,045,664       1,004,432
- --------------------------------------------------------------------------------
Expenses
Selling, general and administrative                   4,548,703       3,261,888
Interest                                                312,174         349,608
Other                                                   243,827         137,661
- --------------------------------------------------------------------------------
                                                      5,104,704       3,749,157
- --------------------------------------------------------------------------------
Loss before other income                             (3,059,040)     (2,744,725)
Other Income                                            103,265          59,154
- --------------------------------------------------------------------------------
Net loss                                           $ (2,955,775)   $ (2,685,571)
================================================================================

Results of Operations

Year ended June 29, 1996 compared with combined year ended July 1, 1995

Net Sales

Net sales were $19,863,331 and $15,133,403 for fiscal years ended 1996 and 1995, respectively, an increase of $4,729,928 or 31.3%. This sales increase is attributable to the restoration of dealer confidence in the Company resulting from the improved quality of its products, expansion of its internal and external sales staff and implementation of dealer feedback from the "Mako Partners Program". Expanding the advertising efforts also had a positive effect on sales. Additionally, the Company has enhanced the quality of its dealer network by terminating certain unproductive dealers and adding new dealers that management believes are well regarded in their respective market places. These new dealers have actively begun to market the Company's products. The introduction of two new models and the improved appearance and quality of the Company's walkaround cabin models have also contributed to the sales increase. The Company made a strategic decision not to increase its prices during the year, as some of its competitors did, in its effort to re-acquire its market share. However the Company increased its selling prices in July 1996, the start of the 1997 model year. Management does not believe that this increase will have a material effect on unit sales.


Cost of Products Sold and Gross Profit

Gross profit was $2,045,664 (10.3% of net sales) and $1,004,432 (6.6% of net sales) for the fiscal years 1996 and 1995, respectively, an increase of $1,041,232 or $100.4%. The Company's inadequate gross profit margin is a result of excessive costs of products sold in relation to net sales. Cost of products sold, which were $17,817,667 in fiscal 1996 as compared to $14,128,971 in fiscal 1995, continued to be abnormally high. The Company's manufacturing cost structure is comprised of relatively high fixed costs as a result of Old Mako's 1989 expansion of its manufacturing capacity. The most significant components of the Company's embedded fixed costs include depreciation expense of equipment, real estate taxes, property insurance and maintenance expense. The increase in net sales was not sufficient to fully absorb these fixed costs. The Company has also integrated new workers into the manufacturing process in order to meet the increased sales demand. The new workers had not been employed long enough to be as efficient as longer term employees. As mentioned above, the Company's strategy was not to increase selling prices during the year even though the Company experienced vendor price increases.

In an effort to improve its gross profit, the Company has done the following:
(i) dropped six slow-selling boats from its product line during 1996, (ii) implemented a new inventory control system during May 1996 and (iii) instituted Quality Teams, whereby groups of employees are assigned certain models of boats to build as a team. Management believes that the implementation of this concept will significantly reduce labor hours required to build each model while also reducing material usage on a per boat basis. Additionally, a continued increase in sales would result in the spreading of fixed overhead costs over a larger sales base.


Operating  and Other Expenses

Commencing in the late spring of 1995, the Company assembled a new management team and began to implement new marketing strategies. The impact of these strategies has significantly affected the Company's results of operations for the fiscal year. Consequently, operating expenses were $4,548,703 (22.9% of net sales) and $3,261,888 (21.6% of net sales) for the fiscal years ended 1996 and 1995, respectively, an increase of $1,286,815 or 39.4%. The major components of the increase in operating expenses were primarily a result of (i) the hiring of five new management personnel and four new staff employees at an annual cost of approximately $800,000, (ii) additional advertising and marketing expenditures of approximately $120,000 and, (iii) costs associated with holding a Dealer Meeting of $80,000. Additionally, variable selling and advertising expenses such as commissions and dealer programs, as well as other operating expenses, increased approximately $270,000.

Other expenses were substantially higher for fiscal 1996 due to the unamortized costs related to a bridge loan of approximately $170,000 that were paid during the first quarter of fiscal 1996 and expensed over the life of the loan, April 1995 to August 1995. The bridge loan was repaid out of the proceeds of the initial public offering.


Liquidity and Capital Resources

Historically, the Company's internally generated cash flow has not been sufficient to finance its operations. During August 1995, the Company completed the IPO which generated net proceeds of $5,307,423. The Company initially anticipated that the IPO proceeds, together with existing resources and cash generated from future operations would be sufficient to satisfy the anticipated cash requirements of the Company for 18 to 24 months from the date of the IPO.

During the year ended June 29, 1996, the Company sustained losses of $2,955,775 and negative cash flows from operations of $2,477,919. In addition, the Company used $2,226,225 for principal repayments of debt and $645,117 for capital expenditures.

The use of cash to fund operating activities was primarily a result of the Company's net loss of $2,955,775 and an increase in accounts receivable and inventories of $598,514 and $505,517, respectively, due to increased sales and offset by the increase in accounts payables of $592,798 associated with the higher inventory levels and depreciation and amortization totaling $726,413.

The Company's Independent Certified Public Accountants' Report for the year ended June 29, 1996 states that the Company's continued losses and negative cash flows "raise substantial doubt about the Company's ability to continue as a going concern".

In order for the Company to meet its cash requirements and continue as a going concern, the Company must achieve profitable operations and/or obtain additional debt or equity financing. Management's plans in this regard are as follows: (i) the Company is reviewing potential acquisitions to gain market share and absorb more overhead; (ii) the Company is seeking both debt and equity financing to improve cash flow; (iii) through an improved and expanded network of dealers, the Company has increased its sales from comparable periods in the prior year. Management believes that the Company's improved dealer network, along with more effective advertising, will result in a continued increase of expansion of the Company's sales base during fiscal 1997. Due to the Company's continuing sales efforts and as a result of its July 1996 Dealer Meeting, the Company has a backlog of orders for 221 boats, representing $3,951,000, as of September 13, 1996, compared to a backlog of 195 boats, representing $3,155,000, as of the same time in the prior year; (iv) during fiscal 1996, the Company implemented a re-engineering plan, with an emphasis on cost control. Pursuant to this plan, during the first quarter of fiscal 1997, the Company reduced management salaries by approximately $200,000. Further, as previously mentioned, management has instituted Quality Teams. Management believes that the implementation of these cost saving strategies will help improve its cash position.

There can be no assurance that these anticipated improvements in operations or the aformentioned financing can be acheived or available to the Company on acceptable terms. If the Company is unable to improve operations or obtain adequate additional financing, management will be required to sharply curtail or suspend certain of the Company's operations.


Income Taxes

At June 29, 1996, the Company has a net tax operating loss carryforward of approximately $5,800,000 to offset future taxable income. Due to the ownership change caused by the IPO, under Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards originating prior to the date of the IPO (approximately $2,500,000) which may be utilized in any one year, is limited to approximately $219,000.

Inflation

Although the effects on the Company cannot be accurately determined, inflation has affected the Company's costs since it did not increase it selling prices during fiscal 1996. The Company does not believe that inflation has had a significant impact on the results of operations for the periods presented. In previous years, the Company believes it has been able to minimize the effects of inflation by improving its purchasing efficiency, and to a lesser degree, increasing selling prices of its products.


Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" (SFAS 121), which is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in fiscal 1997 and, based on current circumstances, the Statement will not have a material impact on the financial condition, operations or cash flows of the Company.

In October 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation". SFAS 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method which requires the recognition of compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined for fiscal years beginning after December 15, 1995. Management intends to continue to account for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS 123 beginning in fiscal 1997.

Item 7.   FINANCIAL STATEMENTS

See the financial statements and supplementary data listed in the accompanying Index to the Financial Statements and Schedule on Page F-1 herein.






Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.



                                    PART III

The information required by Part III, Items 9 through 12, of Form 10-KSB are incorporated by reference from the registrant's definitive proxy statement for its 1996 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits are submitted as a separate section of this Report immediately following the "exhibit Index."

     (b) During the fourth quarter of the Company's fiscal year ended June 29, 1996, the Company filed a report on Form 8-KSB announcing the resignation of Joseph J. Messina from his positions as President and Chief Operating Officer of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAKO MARINE INTERNATIONAL, INC.
                                                  (Registrant)

                                        By:  /s/ Douglas Baena
                                             ----------------------------
                                             Douglas Baena
                                             Chief Executive Officer, Chairman
                                             of the Board and President (Signing
                                             as Principal Executive Officer and
                                             Director)

                                             Date: September 24, 1996


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DOUGLAS W. BAENA as his attorney-in-fact, with power of substitution for him in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Douglas Baena                       By:  /s/ Joseph Messina
     ---------------------------                  ---------------------------
Douglas Baena                                Joseph Messina, Director
Chief Executive Officer, Chairman
of the Board and President (Signing          Date: September 24, 1996
as Principal Executive Officer and
Director)                                    By:  /s/ Jeffrey Bleustein
                                                  ---------------------------
                                             Jeffrey Bleustein, Director
Date: September 24, 1996
                                             Date: September 24, 1996
By:  /s/ Lawrence Tierney
     ---------------------------
Lawrence Tierney                             By:  Bruce S. Foerster
Chief Financial Officer (signing as               ---------------------------
Principal Financial Officer and              Bruce S. Foerster, Director
Principal Accounting Officer
                                             Date: September 24, 1996
Date: September 24, 1996

                    ----------------------------------------
                                  Mako Marine
                              International, Inc.

                                     Index
                    ----------------------------------------

================================================================================


     Report of Independent Certified Public Accountants               F-2

     Financial Statements
          Balance Sheet                                               F-3

          Statements of Operations                                    F-5

          Statements of Stockholders' Equity                          F-6

          Statements of Cash Flows                                    F-7

          Notes to Financial Statements                               F-8

Report of Independent Certified Public Accountants


To the Board of Directors
Mako Marine International, Inc.
Miami, Florida

We have audited the accompanying balance sheet of Mako Marine International, Inc. as of June 29, 1996 and the related statements of operations, stockholders' equity and cash flows for the year ended June 29, 1996 and the eleven months ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Company's financial statements referred to above present fairly, in all material respects, the financial position of Mako Marine International, Inc. at June 29, 1996 and the results of its operations and its cash flows for the year ended June 29, 1996 and the eleven months ended July 1, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



August 21, 1996                                  BDO Seidman, LLP
West Palm Beach, Florida

================================================================================
                    ----------------------------------------
                                   Mako Marine
                                International, Inc.

                                   Balance Sheet
                    ----------------------------------------





June 29, 1996
- --------------------------------------------------------------------------------

Assets (Note 6)
  Current
    Cash                                                            $   530,123
    Accounts receivable, less allowance for
      possible losses of $58,279                                      1,253,163
    Inventories (Note 4)                                              2,277,995
    Prepaids and other                                                  178,902
- --------------------------------------------------------------------------------


   Total current assets                                               4,240,183

   Property and equipment, net (Note 5)                               3,064,115

   Other assets                                                         139,027
- --------------------------------------------------------------------------------



                                                                    $ 7,443,325
================================================================================
                                     See accompany note to financial statements.

                    ----------------------------------------
                                   Mako Marine
                                International, Inc.

                                   Balance Sheet
                    ----------------------------------------

================================================================================
June 29, 1996
- --------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities
  Current liabilities
    Accounts payable                                                $ 2,256,428
    Accrued expenses                                                    541,199
    Accrued interest payable                                            183,736
    Advance-CreditAmerica (Note 6)                                      385,906
    Indemnities-current portion (Note 7)                                 85,178
    Long-term debt-current portion (Note 6)                             500,550
- --------------------------------------------------------------------------------

  Total current liabilities                                           3,952,997
  Note payable-CAVC (Note 6)                                            900,000
  Indemnities, less current portion (Note 7)                            227,142
  Long term debt-less current portion (Note 6)                        1,431,897
- --------------------------------------------------------------------------------

Total liabilities                                                     6,512,036
- --------------------------------------------------------------------------------

Commitments and contingencies (Note 9)

Stockholders' equity (Note 11)
  Preferred stock, 2,000,000 shares authorized;
    none issued                                                              --
  Common stock, $.01 par value, 15,000,000
    shares authorized; 2,655,000
    shares issued and outstanding                                        26,550
  Additional paid-in capital                                          6,317,873
  Deficit                                                            (5,413,134)
- --------------------------------------------------------------------------------

  Total stockholders' equity                                            931,289
- --------------------------------------------------------------------------------

                                                                    $ 7,443,325
================================================================================

                                 See accompanying notes to financial statements.

                               ----------------------------------------
                                              Mako Marine
                                          International, Inc.

                                        Statements of Operations
                               ----------------------------------------

=============================================================================================

                                                          The Company          |     Old Mako
                                                ----------------------------   |   ----------
                                                Year Ended     Eleven Months   |    One Month
                                                  June 29,        Ended July   |   Ended July
                                                      1996           1, 1995   |     31, 1994
- -------------------------------------------------------------------------------|--------------
                                                                               |
                                                                               |   (unaudited)
                                                                               |
Net sales (Note 12)                            $19,863,331       $14,068,787   |   $1,064,616
Cost of products sold                           17,817,667        13,098,899   |    1,030,072
- -------------------------------------------------------------------------------|--------------
                                                                               |
Gross profit                                     2,045,664           969,888   |       34,544
- -------------------------------------------------------------------------------|--------------
                                                                               |
Expenses:                                                                      |
   Selling, general and administrative           4,548,703         3,037,398   |      224,490
   Interest                                        312,174           320,237   |       29,371
   Other                                           243,827           128,422   |        9,239
- -------------------------------------------------------------------------------|--------------
                                                                               |
Total expenses                                   5,104,704         3,486,057   |      263,100
- -------------------------------------------------------------------------------|--------------
                                                                               |
Loss before other income                        (3,059,040)       (2,516,169)  |     (228,556)
Other income                                       103,265            58,810   |          344
- -------------------------------------------------------------------------------|--------------
                                                                               |
Net loss                                       $(2,955,775)      $(2,457,359)  |   $ (228,212)
===============================================================================|==============
                                                                               |
Net loss per common share                      $     (1.19)      $     (2.43)  |   $       --
===============================================================================|==============
                                                                               |
Average number of common shares                  2,484,662         1,010,625   |           --
===============================================================================|==============

                                 See accompanying notes to financial statements.

                                 ----------------------------------------
                                               Mako Marine
                                           International, Inc.

                                    Statements of Stockholders' Equity
                                 ----------------------------------------

===============================================================================================

                                      Common Stock     Additional
                                    ----------------      Paid-in
                                    Shares    Amount      Capital       Deficit         Total
- ----------------------------------------------------------------------------------------------

Issuance of common stock,
  August 2, 1994                   930,000   $ 9,300   $  490,700   $        --   $   500,000
Capital contribution                    --        --      500,000            --       500,000
Sale of warrants (Note 11)              --        --       37,000            --        37,000
Net loss, eleven months ended
  July 1, 1995                          --        --           --    (2,457,359)   (2,457,359)
- ----------------------------------------------------------------------------------------------

Balance, July 1, 1995              930,000     9,300    1,027,700    (2,457,359)   (1,420,359)

Net proceeds from
  Initial public offering        1,725,000    17,250    5,290,173            --     5,307,423
Net loss, year ended
  June 29, 1996                         --        --           --    (2,955,775)   (2,955,775)
- ----------------------------------------------------------------------------------------------

Balance, June 29, 1996           2,655,000   $26,550   $6,317,873   $(5,413,134)  $   931,289
==============================================================================================

                                 See accompanying notes to financial statements.

                      ----------------------------------------
                                    Mako Marine
                                 International, Inc.

                          Statements of Cash Flows (Note 10)
                      ----------------------------------------

================================================================================


                                                          The Company          |     Old Mako
                                                 ----------------------------  |   ----------
                                                 Year Ended     Eleven Months  |    One Month
                                                   June 29,        Ended July  |   Ended July
                                                       1996           1, 1995  |     31, 1994
- -------------------------------------------------------------------------------|--------------
                                                                               |
                                                                               |   (unaudited)
                                                                               |
Operating activities:                                                          |
  Net loss                                      $(2,955,775)      $(2,457,359) |   $ (228,212)
  Adjustments to reconcile net loss                                            |
   to net cash used in operating activities:                                   |
     Provision for depreciation                     562,359           474,100  |        2,601
     Amortization of deferred loan cost             164,054           128,422  |           --
     Changes in operating assets and                                           |
      liabilities, exclusive of the                                            |
      acquisition of Old Mako (Note 3):                                        |
      Decrease (increase) in accounts                                          |
        receivable                                 (598,514)         (313,727) |       87,280
      Increase in inventories                      (505,517)         (439,723) |     (232,524)
      Decrease (increase) in prepaids                                          |
        and other assets                            262,676          (769,498) |      (34,159)
      Increase in accounts payable,                                            |
        accrued expenses and                                                   |
        accrued interest payable                    592,798         1,466,987  |      573,928
- -------------------------------------------------------------------------------|--------------
                                                                               |
   Net cash provided by (used in)                                              |
     operating activities                        (2,477,919)       (1,910,798) |      168,914
- -------------------------------------------------------------------------------|--------------
                                                                               |
Investing activities:                                                          |
   Net cash used in investing activities --                                    |
     Purchase of property and equipment            (645,117)         (451,932) |           --
- -------------------------------------------------------------------------------|--------------
                                                                               |
Financing activities:                                                          |
  Proceeds from borrowings                          280,000         2,117,691  |           --
  Principal payments on debt and                                               |
   indemnities                                   (2,226,225)               --  |     (271,823)
  Issuance of common stock                        5,307,423                --  |           --
  Capital contribution                                   --           500,000  |           --
  Decrease (increase) in restricted cash            200,000          (200,000) |           --
  Proceeds from sale of warrants                         --            37,000  |           --
- -------------------------------------------------------------------------------|--------------
                                                                               |
   Net cash provided by (used in)                                              |
     financing activities                         3,561,198         2,454,691  |     (271,823)
- -------------------------------------------------------------------------------|--------------
                                                                               |
Net increase (decrease) in cash                     438,162            91,961  |     (102,909)
Unrestricted cash, beginning of period               91,961                --  |      102,909
- -------------------------------------------------------------------------------|--------------
                                                                               |
Unrestricted cash, end of period                $   530,123       $    91,961  |   $       --
===============================================================================|==============

                                 See accompanying notes to financial statements.

                      ----------------------------------------
                                    Mako Marine
                                 International, Inc.

                            Notes to Financial Statements
                      ----------------------------------------

================================================================================


1.   Summary of
     Significant
     Accounting
     Policies

Business

Mako Marine International, Inc. (the Company) is engaged in the manufacture and sale of offshore fishing and pleasure boats. Sales are concentrated on the eastern coast of the United States, with a particular emphasis on Florida. The balance of the Company's sales are made in the Gulf Coast, Great Lakes Regions, West Coast and foreign markets.


Basis of Presentation

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

The Company has chosen the Saturday closest to June 30 as its year-end.


Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.


Property and Equipment

Property and equipment is stated on the cost basis. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, five to seven years.


Revenue Recognition

Revenue from the sale of boats is recognized upon shipment. No sales return provision has been recorded based on the Company's historical experience.

                      ----------------------------------------
                                    Mako Marine
                                 International, Inc.

                             Notes to Financial Statements
                      ----------------------------------------

================================================================================


1.   Summary
     of Significant
     Accounting
     Policies
     (Continued)

Net Loss Per Common Share

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, stock issued and stock options and warrants granted during the twelve month period preceding the date of the Company's initial public offering
(the "IPO") (August 23, 1995) have been included in the calculation of weighted average shares of common stock outstanding for the year ended June 29, 1996.


Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted rates that will be in effect when the differences are expected to reverse.


Warranty Reserves

The Company furnishes warranties on its manufactured products for periods ranging from one to five years and provides for warranty related expenses and accruals as a percentage of net sales based on historical experience.


Advertising Expense

Advertising expenses are charged to operations during the year in which they are incurred. Advertising expenses for the year ended June 29, 1996 and the eleven months ended July 1, 1995 were approximately $1,036,000 and $840,000.


Use of Estimates

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

                       ----------------------------------------
                                     Mako Marine
                                  International, Inc.

                             Notes to Financial Statements
                       ----------------------------------------

================================================================================


1.   Summary
     of Significant
     Accounting
     Policies
     (Concluded)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.


Fair Value of Financial Instruments

The Company's current assets and certain current liabilities approximate fair value as of June 29, 1996. Due to the Company's financial position, the fair value of debt including amounts due to related parties cannot be estimated.


Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" (SFAS 121), which is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in fiscal 1997 and, based on current circumstances, the Statement will not have a material impact on the financial condition, operations or cash flows of the Company.

In October 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation". SFAS 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method which requires the recognition of compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined for fiscal years beginning after December 15, 1995. Management intends to continue to account for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS 123 beginning in fiscal 1997.

                        ----------------------------------------
                                     Mako Marine
                                 International, Inc.

                             Notes to Financial Statements
                        ----------------------------------------

================================================================================


2.   Going Concern
     and
     Management's
     Plans

The Company's financial statements for the year ended June 29, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained net losses of $2,955,775 and $2,457,359 for the year ended June 29, 1996 and the eleven months ended July 1, 1995, and negative cash flow from operations of $2,477,919 and $1,910,798 for the year ended June 29, 1996 and the eleven months ended July 1, 1995. These matters raise substantial doubt about the Company's ability to continue as a going concern.

As a result of the Company's losses and negative cash flow from operations, the Company needs to achieve profitable operations and/or obtain additional debt or equity financing. Management's plans in this regard are as follows: (i) the Company is considering both debt and equity offerings that might or might not be part of acquisitions that the Company is reviewing; (ii) through an expanded network of dealers, the Company has increased its sales from comparable periods in the prior year. Management believes that this, along with more effective advertising, will allow for an expansion of its sales base for 1997; (iii) during 1996, the Company implemented a re-engineering plan, with an emphasis on cost control. Pursuant to this plan, during the first quarter of 1997, the Company reduced management salaries by $200,000 by restructuring responsibilities. Further, management has instituted Quality Teams, whereby groups of employees are assigned certain models of boats to build as a team. Management believes that this concept will significantly reduce the labor hours required to build each model while also reducing material usage on a per boat basis.

There can be no assurance that these anticipated improvements in operations or the aforementioned financing can be achieved or available to the Company on acceptable terms. If the Company is unable to improve operations or obtain adequate additional financing, management will be required to sharply curtail or suspend certain of the Company's operations.

                     ----------------------------------------
                                   Mako Marine
                               International, Inc.

                           Notes to Financial Statements
                     ----------------------------------------

================================================================================


3.   Acquisition

In February 1994, CreditAmerica Venture Capital ("CAVC") agreed to provide Old Mako with working capital advances and, upon certain conditions, to acquire Old Mako's defaulted bank debt. Thereafter, CAVC acquired such defaulted debt by paying the bank $500,000 in cash and giving the bank a promissory note in the principal amount of $1.5 million. On August 2, 1994, CAVC foreclosed the defaulted bank debt and acquired substantially all of the boat manufacturing assets of Old Mako, concurrently assuming certain liabilities of approximately $281,000, incurring certain transactional liabilities of $783,000 and indemnifying the former principal stockholder of Old Mako in the amount of approximately $816,000. CAVC then conveyed the acquired assets, assumed and incurred liabilities and indemnifications to the Company at cost, including the recording of a note payable of $900,000 to CAVC by the Company, in exchange for 930,000 shares of the Company's common stock. The transaction was accounted for by the Company as a purchase. Accordingly, the cost basis of CAVC was assigned to the assets acquired based on their estimated fair values (primarily based on an appraisal of the property, equipment and molds) at the date of acquisition (See Note 10).


4.   Inventories

As of June 29, 1996, inventories by major classification is as follows:
- --------------------------------------------------------------------------------

Finished products                                                 $   607,986
Work-in-process                                                       560,973
Raw materials and supplies                                          1,109,036
- --------------------------------------------------------------------------------
                                                                  $ 2,277,995
================================================================================


5.   Property
     and
     Equipment

As of June 29, 1996, property and equipment by major classification is as follows:
- --------------------------------------------------------------------------------

Furniture and fixtures                                            $   264,606
Machinery and equipment                                               732,085
Molds                                                               3,055,669
Vehicles and trailers                                                  48,214
- --------------------------------------------------------------------------------
                                                                    4,100,574
Less accumulated depreciation                                       1,036,459
- --------------------------------------------------------------------------------

                                                                   $ 3,064,115
================================================================================

                      ----------------------------------------
                                    Mako Marine
                                 International, Inc.

                             Notes to Financial Statements
                      ----------------------------------------

================================================================================


6.   Debt

The Company's $900,000 note payable to CAVC bears interest at 9% and is payable in 24 equal monthly installments, commencing November 1997. The obligation is collateralized by accounts receivable, inventory, property and equipment and intangibles and is partially subordinate to the note payable to CreditAmerica, Inc., note payable to bank and to supplier discussed below.

The note payable to CreditAmerica, Inc. (an entity controlled by an individual who is an officer of the Company and a stockholder of CAVC) amounting to $385,906 is payable on or after September 1, 1996 with interest at 9%. Accrued interest is due on demand. The obligation is collateralized by accounts receivable and inventories.

As of June 29, 1996, long-term debt consists of the following:
- --------------------------------------------------------------------------------

Note payable to bank bearing interest
  at 9% (see below)                                               $ 1,315,744

Non-interest bearing note payable to supplier,
 interest imputed at 9.5% (see below)                                 616,703
- --------------------------------------------------------------------------------

                                                                    1,932,447
Less current portion                                                  500,550
- --------------------------------------------------------------------------------

                                                                  $ 1,431,897
================================================================================


The 9% note payable to bank is payable interest only monthly through August 1995, $93,413 principal and interest payable quarterly thereafter with a balloon payment due June 1999, collateralized by substantially all assets, partially subordinated to the note payable to related party and partially subordinate to the note payable to CAVC (Note 9).

The non-interest bearing note payable to supplier is payable from a) rebates on purchases of marine engines from the supplier through January 1999 or b) by a combination of rebates and cash payments through January 1999 in the event that certain minimum engine purchase requirements are not met, collateralized by marine engine inventory and patents and trademarks (Note 9).

                    ----------------------------------------
                                   Mako Marine
                               International, Inc.

                           Notes to Financial Statements
                    ----------------------------------------

================================================================================


6.   Debt
     (Concluded)

As of June 29, 1996, approximate maturities of long-term debt are as follows:

Year ending
- --------------------------------------------------------------------------------

1997                                                            $  501,000
1998                                                               548,000
1999                                                               435,000
2000                                                               448,000
- --------------------------------------------------------------------------------

                                                                $1,932,000
================================================================================


7.   Indemnities

In connection with CAVC's conveyance of substantially all of the business and assets of Old Mako to the Company and the Company's assumption of certain liabilities as discussed in Note 3, the Company indemnified the former principal stockholder of Old Mako against a Small Business Administration (SBA) loan of $387,488 and certain payroll tax liabilities limited to $342,759. The SBA loan bears interest at 4% and is payable $8,010 monthly including interest through November 1999. The payroll tax liability was paid during the year ended June 29, 1996.

                    ----------------------------------------
                                   Mako Marine
                               International, Inc.

                           Notes to Financial Statements
                    ----------------------------------------

================================================================================


8.   Income Taxes

As of June 29, 1996, the tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

- --------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                               $ 2,155,000
  Allowance for possible losses
   and other                                                          52,000
  Warranty reserves                                                   90,000
- --------------------------------------------------------------------------------

                                                                   2,297,000
Less valuation allowance                                           2,025,000
- --------------------------------------------------------------------------------

Net deferred tax asset                                               272,000
- --------------------------------------------------------------------------------

Deferred tax liabilities:
  Depreciation                                                      (272,000)
- --------------------------------------------------------------------------------

Total deferred tax liability                                        (272,000)
- --------------------------------------------------------------------------------

Net deferred income taxes                                        $         --
================================================================================


At June 29, 1996, the Company has a tax net operating loss carryforward of approximately $5,800,000 to offset future taxable income. The tax net operating loss carryforward will expire as follows:

Fiscal year ending
- --------------------------------------------------------------------------------

2010                                                             $ 2,500,000
2011                                                             $ 3,300,000
================================================================================


Due to the effect of the IPO on the Company's ownership, under Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards originating prior to the date of the IPO (approximately $2,500,000) which may be utilized in any one year, is limited to approximately $219,000.

                      ----------------------------------------
                                    Mako Marine
                                 International, Inc.

                             Notes to Financial Statements
                      ----------------------------------------

================================================================================


9.   Commitments
     and
     Contingencies

The Company leases its plant and office facilities from the principal stockholder of Old Mako under an operating lease, requiring monthly payments aggregating $542,400 annually and taxes associated with the property. The lease, which expires July 2001, provides for two seven-year renewal options. For the year ended June 29, 1996, and the eleven months ended July 1, 1995, rental expense under the operating lease aggregated $577,656 and $517,203.

Both before and after the acquisition of the assets of Old Mako, there have been, and continue to be, defaults by its landlord relating primarily to payment of real estate taxes under the mortgages. The holder of the first mortgage has agreed to forbear from exercise its remedies (including foreclosure) until February, 1997 so long as no further events of default occur. At such time consideration will be given to reinstatement of the original maturity date of February 1999. The holder of the second mortgage for which the last payment is owed in June 2000, has not waived past defaults consisting primarily of the failure to pay Old Mako's real estate taxes.

If there are defaults under the mortgages on the manufacturing facility or the Company defaults under its lease, the Company's lease could be terminated. Any such termination would require the Company to relocate to new premises with significant production delays and at substantial expense.

In connection with an agreement with a supplier of marine engines, the Company may be liable for a deficiency penalty amounting to a maximum of approximately $80,000 if it is unable to meet certain purchase commitments required to amortize the note payable to the supplier (Note 6). At June 29, 1996, the Company did not expect to meet the minimum engine purchase requirements under the terms of the agreement and the Company anticipates that it will not purchase the minimum number of engines specified during calendar 1996. Management believes that the failure to meet this purchase requirement will not result in the termination of the contract nor have any material adverse effect on its results of operations.

                      ----------------------------------------
                                    Mako Marine
                                International, Inc.

                             Notes to Financial Statements
                      ----------------------------------------

================================================================================


9.   Commitments
     and
     Contingencies
     (Continued)

The Company sells its boats to independent dealers who typically finance the purchases through "floor plan" financing arrangements with lenders. In connection with the floor plan financing with certain dealers, the Company guarantees directly to lenders that they will repurchase boats with unencum-bered titles which are in unused condition if the dealer defaults on its obliga-tion to repay the loan. The Company was contingently liable for approxi- mately $5,700,000 under the terms of these agreements. During the year ended June 29, 1996 and the eleven months ended July 1, 1995, returns were insignificant. The Company pays certain floor plan fees as part of this arrangement. Floor plan fees totaled approximately $246,000 and $111,000 for the year and eleven months ended June 29, 1996 and July 1, 1995.

The Company has been named as a defendant in several lawsuits involving the operations of Old Mako. They are as follows: (i) On September 27, 1994, an action was commenced in St. Lucie County, Florida seeking recovery of $209,500 for legal services performed on behalf of Old Mako. The complaint asserts successor liability against the Company alleging the fraudulent transfer of assets of Old Mako to the Company and seeking the avoidance of the transfer of such assets. The Company denies any transferee liability. The litigation is in the discovery stage. (ii) On December 12, 1994, an action was commenced in Dade County, Florida seeking recovery of the sum of $157,000 plus interest and costs. The complaint alleges that the Company wrongfully and intentionally exercised dominion and control, and diverted to its own use, the materials sold to Old Mako and committed fraud in that it made false statements to the plaintiff to obtain the materials. The Company filed a motion to dismiss the complaint, and the complaint was dismissed. An amended claim was filed and the Company has filed a motion to dismiss the amended complaint. The court has not yet ruled on the motion to dismiss. (iii) On August 2, 1995, an amended impleader complaint was filed in Dade County, Florida seeking aggregated recovery of approximately $400,000. The complaint alleges that the manner in which the Company acquired the assets of Old Mako resulted in a fraudulent transfer by Old Mako and further results in the Company having successor liability for such judgements. The complaint seeks to avoid such transfers or liable the Company for the unpaid balance of the judgments. The Company has filed a motion to dismiss the case claiming that the assets were rightfully transferred. The court entered summary judgment in favor of the Company with respect to successor liability claims, and deferred ruling upon the fraudulent transfer claims until a future hearing. (iv) During June 1996, the Company was named as a defendant in a suit alleging that the Company is liable under a successor liability theory for an alleged breach of a sales representation agreement by Old Mako. The complaint seeks relief of $501,800. Management does not believe that it has

                      ----------------------------------------
                                    Mako Marine
                                International, Inc.

                             Notes to Financial Statements
                      ----------------------------------------

================================================================================


9.   Commitments
     and
     Contingencies
     (Concluded)

any liability in this complaint and is in the process of obtaining counsel to defend the matter.

Additionally, during July, 1996, an action was commenced in Palm Beach County, Florida against the Company seeking an unspecified amount. The Plaintiff alleges that the Company wrongfully failed to renew its dealer agreement. Management does not believe that it has any liability in this complaint.

The Company believes that all of the aforementioned actions are without merit. CAVC has agreed to indemnify the Company from any losses and expenses in excess of $150,000 arising out of claims against the Company for liabilities of Old Mako that were not assumed in August 1994. CAVC acknowledges that the lawsuits described in (i), (ii) and (iii) above are within the scope of the indemnity and the Company has no reason to believe that CAVC will not fulfill its obligations under such indemnity. While there can be no assurance as to the ultimate outcome of these actions, the Company believes that such actions will not have a material adverse effects on the Company's financial position or operations.

As of January 1, 1995, the Company entered into an employment agreement with its Chairman of the Board. The agreement expires three years from the date of the consummation of the IPO (August 23, 1995). Pursuant to the employment agreement, the Chairman of the Board is entitled to receive a salary totalling $170,000 annually. In addition, the Chairman of the Board is entitled to receive an annual bonus of not less than three quarters of one percent of the Company's net revenues for the prior fiscal year in excess of $20 million; the bonus is payable only if the Company earns pre-tax profits, and then only up to 10% of the pre-tax profits for such year.

The Company has employment arrangements with aggregate annual base payments of $200,000, expiring through June 1998. Additionally, the Company has entered into a consulting agreement with a former officer of the Company expiring June 30, 1997 for $50,000.

                       ----------------------------------------
                                    Mako Marine
                                 International, Inc.

                             Notes to Financial Statements
                       ----------------------------------------

================================================================================


10.  Supplemental
     Cash Flow
     Information

During the year ended June 29, 1996 and the eleven months ended July 1, 1995, cash of approximately $270,000 and $179,000 was paid for interest.

Noncash Investing and Financing Activities:

On August 2, 1994, the Company acquired the boat manufacturing business of Old Mako. In conjunction with the acquisition, assets were acquired and liabilities were assumed and incurred as follows:

- --------------------------------------------------------------------------------

Fair value of assets acquired:
     Accounts receivable                                         $  340,922
     Inventories                                                  1,332,755
     Prepaids and other                                             103,583
     Property and equipment                                       3,003,525
- --------------------------------------------------------------------------------

                                                                  4,780,785
- --------------------------------------------------------------------------------

Liabilities assumed and incurred:
     Accounts Payable:
        Assumed                                                     281,000
        Incurred                                                    783,417
     Indemnities                                                    816,368
     Debt                                                         2,400,000
- --------------------------------------------------------------------------------

                                                                  4,280,785
- --------------------------------------------------------------------------------

Common stock issued to CAVC,
     valued at amount of CAVC's cash
     consideration paid upon the
     acquisition of Old Mako (Note 3)                            $  500,000
================================================================================

                       ----------------------------------------
                                    Mako Marine
                                International, Inc.

                             Notes to Financial Statements
                       ----------------------------------------

================================================================================

11.  Initial Public Offering,
     Warrants and
     Stock Option
     Plans

On August 23, 1995, the Company successfully completed its IPO for 1,725,000 units (consisting of one share of common stock and one stock warrant) which generated net proceeds of $5,307,423, net of expenses of $1,592,577.

In connection with the Company's IPO, 1,725,000 redeemable common stock purchase warrants were issued to the public. Each warrant entitles the holder to purchase one share of common stock for $4.00 per share during redeemable common stock purchase the four-year period commencing August 23, 1996. Additionally, 1,375,000 redeemable common stock purchase warrants were issued to certain persons upon exchange of warrants received in connection with the Company's April 1995 bridge financing. These warrants are exercisable at $4.00 per share commencing on August 23, 1996. With the IPO underwriter's prior consent, the Company may redeem the foregoing warrants at a price of $.01 per warrant, at any time once they become exercisable upon not less than 30 days prior written notice if the last sale price of the Common Stock has been at least 175% of the exercise price of the Warrants on 20 of the 30 consecutive trading days ending on the third day prior to the date on which the notice is given.

In connection with the IPO, the Company sold to its underwriter for a nominal consideration a unit purchase option, consisting of the right to purchase 150,000 of the IPO units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. The unit purchase option is exercisable at a per unit price of $5.76 for a period of four years commencing August 23, 1996.

On November 10, 1995, 5,000 warrants were granted to consultants exercisable at $4.00 per share commencing on November 10, 1996 for a period of five years.

During fiscal 1995, CAVC contributed an additional $500,000 to the Company's capital in a series of transactions.

In connection with the acquisition of the Company (Note 3), warrants to purchase 70,000 shares of the Company's common stock were issued to a bank. The warrants are exercisable at prices ranging from $.43 to $.71 per share over the period commencing August 31, 1997 and ending six months after the Company has satisfied all requirements of the $1,500,000 note payable to the bank (Note 6).

Pursuant to the Company's Stock Option Plan, a total of 225,000 shares of common stock have been reserved for issuance at prices to be determined by the Stock Option Committee at the date of issuance.

                   ----------------------------------------
                                   Mako Marine
                               International, Inc.

                          Notes to Financial Statements
                   ----------------------------------------

================================================================================


11.  Initial Public Offering
     Warrants and
     Stock Option
     Plans
     (Concluded)

Options have been granted as follows:

                                        Exercise
Number of                              Price per        Date of       Exercise
Shares                                     Share        Grant         Period
- --------------------------------------------------------------------------------

25,000                                     $2.50        03/01/95       5 years
15,000                                     $4.00        06/01/95       5 years
15,000                                     $4.00        08/23/95       5 years
15,000                                     $1.00        08/23/95       5 years
15,000                                     $4.00        01/16/96       5 years
41,400                                     $4.00        01/22/96       5 years
25,000                                     $4.25        06/28/96       5 years
- --------------------------------------------------------------------------------

Total  151,400
================================================================================


12.  Major
     Customer

During the year ended June 29, 1996, the Company had no customers with net sales in excess of 10%. For the eleven months ended July 1, 1995, the Company had net sales to one customer amounting to approximately $1,560,000 (11.1% of net sales).

                                INDEX TO EXHIBITS

Exhibits No.                    Description                              Page *

 1.1 Form of Underwriting Agreement between the Company and the Underwriter

 1.2      Form of Selected Dealers Agreement

 1.3 Form of Financial Consulting Agreement between the Company and the Underwriter

 1.4      Underwriter's Purchase Option

 2.1 Purchase Agreement dated February 25, 1994 between Barnett Bank of South Florida, N.A. and CAVC

 2.2 Agreement dated as of August 2, 1994 between CAVC and the Company.

 2.3 Non-Competition Agreement dated February 29, 1994 between CAVC and Robert Schwebke

 2.4      Bill of Sale dated August 2, 1994 from CAVC to the Company

 3.1      Articles of Incorporation of the Company, as amended.

 3.2      By-Laws of the Company

 3.3**    Amendment to By-Laws of the Company

 4.1      Specimen stock certificate of the Company's Common stock

 4.2      Form of Warrant and Warrant Agreement

 4.3      Form of Warrant included as part of Underwriter's Purchase
          Option

 4.4      Warrants issued in connection with Bridge Financing

 4.5      Warrant dated August 2, 1994 of the Company issued to
          Barnett Bank of South Florida, N.A.

 4.6      Forms of Secured Promissory Note, Security Agreement
          (Inventory and Accounts), Trademark Collateral Security
          Agreement, and Subscription Agreement, each dated April 18, 1995, issued in connection with the Bridge Financing

 4.7 Note and Security Agreement dated August 2, 1994 between the Company and Barnett Bank of South Florida, N.A.

 4.8 Loan Agreement dated August 2, 1994 between the Company and CAVC, as amended by letter dated November 21, 1994

 4.9      Loan Agreement dated August 2, 1994 between the Company and
          CreditAmerica

 4.10     Letter dated April 18, 1995 to the Company from
          CreditAmerica and CAVC with respect to the repayment of insider indebtedness

 4.11     Basic Agreement dated November 21, 1994 by and between
          Brunswick and the Company

 4.12 Secured Note dated November 21, 1994 from the Company to Brunswick in the original principal amount of $825,000, together with Security Agreement dated November 21, 1994 between the Company and Brunswick and Intercreditor Agreement dated November 21, 1994 between Barnett Bank of South Florida, N.A. and Brunswick

 4.13 Salt Water Joint Marketing Agreement dated November 21, 1994 between Mercury Marine, a division of Brunswick and the Company, as supplemented and amended on November 21, 1994, together with addendum to supplement and amendment dated November 22, 1994

 4.14** Letter Agreement dated August 8, 1996 between the Company and Barnett Bank

- --------
* Except as otherwise noted, each exhibit listed herein is incorporated by reference to the exhibit of the same number filed by the Company with its Form SB-2 Registration Statement, Commission File Number 33-94168, on June 30, 1995 and as amended on August 15, 1995 and August 21, 1995.

**   Filed herewith.

10.1 Employment Agreement dated as of January 1, 1995 between the Company and Douglas W. Baena

10.2 Employment Agreement dated as of January 1, 1995 between the Company and Joseph J. Messina

10.3 Employment Agreement dated as of March 1, 1995 between the Company and Lawrence Tierney

10.4 Employment Agreement dated as of May 9, 1995 between the Company and Edward Kunuty

10.5      Letter dated June 21, 1995 from the Company to Jeffrey
          Bleustein.

10.6 Agreement dated July 26, 1994 between the Company and Vincam Human Resources, Inc.

10.7 Floor Plan Repurchase Agreement dated December 14, 1994 between the Company and Bombardier Capital Corp.

10.8 Manufacturers Financing Agreement dated July 28, 1994 between the Company and TransAmerica Commercial Financial Corp.

10.9 Inventory Repurchase Agreement dated August 1, 1994 between the Company and Nations Credit Commercial Corporation, Inc.

10.10 Shareholders' Agreement dated February 23, 1994 among Douglas W. Baena, Harry Bresky, Buy America, Inc., Wilmont Holdings Corp., Joseph O'Sullivan, Robert Sponheimer and Brett Schwebke and CAVC as amended on August 15, 1994 and October 14, 1994

10.11     Warrant to purchase shares of Common Stock of CAVC

10.12 Agency Agreement between the Company and the Underwriter dated March 30, 1995, as amended April 7, 1995

10.13 Letter dated April 18, 1995 from CAVC to the Company with respect to the Bridge Financing

10.14     Letter dated April 18, 1995 from CreditAmerica to the
          Company with respect to the Bridge Financing

10.15 Letter dated April 17, 1995 from Brunswick to the Company with respect to the Bridge Financing

10.16     Agreement dated April 18, 1995 by and among Robert C.
          Schwebke, Douglas Baena, H. Harry Bresky, the Company and
          CAVC

10.17 Agreement dated April 18, 1995 between CAVC and the Company with respect to certain loans to and indemnifications of the Company

10.18 Lock-up letter dated April 17, 1995 from Barnett Bank of South Florida, N.A. to the Company

10.19 Agreement by and among the Company, CAVC and the Underwriter dated April 18, 1995 pursuant to which certain agreements may not be amended without the prior consent of the Underwriter

10.20     Form of Independent Dealer Agreement

10.21     Amendment to Baena and Messina Employment Agreements

10.22     Lock-up agreements dated

10.23     The Company's 1995 Stock Option Plan

10.24     Amended Triple Net Lease dated April 18, 1995 between Robert
          C. Schwebke and the Company

10.25 Florida Mortgage and Security Agreement dated January 23, 1979 by and between Robert C. Schwebke and Judith A.
          Schwebke and The Prudential Insurance Company of America

10.26 Mortgage and Security Agreement dated July 24, 1986 between Robert C. Schwebke and Barnett Bank of South Florida, N.A.

- --------
* Except as otherwise noted, each exhibit listed herein is incorporated by reference to the exhibit of the same number filed by the Company with its Form SB-2 Registration Statement, Commission File Number 33-94168, on June 30, 1995 and as amended on August 15, 1995 and August 21, 1995.

**   Filed herewith.

10.27 Mortgage and Security Agreement dated July 24, 1986 between Robert C. Schwebke and Barnett Bank of South Florida, N.A.

10.28     Mortgage Spreader and First Modification to Note and
          Mortgage dated February 25, 1994 between Robert C. Schwebke and Barnett Bank of South Florida, N.A.

10.29     Form of Agreement for Sales Representation

10.30 Employment Agreement Dated as of August 2, 1994, as amended, between the Company and Brett Schwebke

10.31 Employment arrangement dated as of June 24, 1995 between the Company and Daniel Chips

10.32 Promissory note dated as of June 1, 1995 from the Company to CAVC

10.33 Promissory note dated as of June 30, 1995 from the Company to CreditAmerica

10.34**   Termination Agreement dated April 3, 1996 between the
          Company and Brett Schwebke

10.35** Letter Agreement dated April 10, 1996 amending Termination Agreement with Brett Schwebke

10.36** Letter Agreement Dated March 27, 1996 between the Company and Brett Schwebke

24 Power of Attorney (included on the signature page of the Company's Annual Report on Form 10-KSB)

27**      Financial Data Schedule

- --------
* Except as otherwise noted, each exhibit listed herein is incorporated by reference to the exhibit of the same number filed by the Company with its Form SB-2 Registration Statement, Commission File Number 33-94168, on June 30, 1995 and as amended on August 15, 1995 and August 21, 1995.

**   Filed herewith.