Form 10QSB
period 1996-09-28
MAKO MARINE INTERNATIONAL INC
filed 1996-11-12
CIK 943689

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended   September 28, 1996.
                                    -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                 to
                                    ------------------------------------
     Commission file number                      0-26618
                            ---------------------------------------------

                         MAKO MARINE INTERNATIONAL, INC.
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               FLORIDA                             65-0501535
      -------------------------------------------------------------------
     (State of other jurisdiction       (IRS Employer Identification No.)
    of incorporation or organization)

                    4355 NW 128TH STREET  MIAMI, FLORIDA 33054
                    ------------------------------------------
                     (Address of principal executive offices)

                               (305) 685-6591
                               --------------
                        (Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    ----

As of November 11, 1996, there were 2,655,000 shares of common stock, $0.01 par value per share, outstanding.

                        MAKO MARINE INTERNATIONAL, INC.

                               TABLE OF CONTENTS


Part I. Financial Information

     Item 1. Financial Statements

             Balance Sheet . . . . . . . . . . . . . . . .   3

             Statements of Operations  . . . . . . . . . .   4

             Statements of Cash Flows . . . . . . . . . . .  5

             Notes to Financial Statements  . . . . . . . .  6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . .  8-11

Part II. Other Information


     Item 6. Exhibits and Reports on Form 8-K  . . . . . . . 12

     Signatures  . . . . . . . . . . . . . . . . . . . . . . 13

                       MAKO MARINE INTERNATIONAL, INC.

                               BALANCE SHEET
                                (unaudited)
-------------------------------------------------------------------------------
                                                           September 28, 1996
-------------------------------------------------------------------------------
  ASSETS

    Current assets
      Cash                                                            $ 184,103
      Accounts receivable, less allowance for possible
        losses of $61,095                                               772,033
      Inventories                                                     2,542,760
      Prepaid and other assets                                          413,673
-------------------------------------------------------------------------------
    Total current assets                                              3,912,569
    Property and equipment, net                                       3,004,887
    Other assets                                                        132,781
-------------------------------------------------------------------------------
                                                                     $7,050,237
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities
    Current liabilities
      Accounts payable                                               $2,381,127
      Accrued expenses                                                  796,886
      Accrued interest payable                                          201,759
      Advance - Credit America, Inc., an affiliate                      300,906
      Current portion of indemnities                                     85,178
      Current portion of long term debt                                 500,550
-------------------------------------------------------------------------------
    Total current liabilities                                         4,266,406
    Note payable, CreditAmerica Venture
      Capital, Inc., an affiliate                                       900,000
    Indemnities, less current portion                                   206,714
    Long term debt, less current portion                              1,353,357
-------------------------------------------------------------------------------
    Total liabilities                                                 6,726,477
-------------------------------------------------------------------------------
  Contingencies                                                               -
  Stockholders' equity
    Preferred stock; 2,000,000 shares authorized; none issued                 -
    Common stock, $.01 par value, 15,000,000 shares authorized;
      2,655,000 shares issued and outstanding                            26,550
    Additional paid-in capital                                        6,317,873
    Deficit                                                          (6,020,663)
-------------------------------------------------------------------------------
    Total stockholders' equity                                          323,760
-------------------------------------------------------------------------------
                                                                     $7,050,237
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                See accompanying notes to financial statements.

                       MAKO MARINE INTERNATIONAL, INC.

                          STATEMENTS OF OPERATIONS
                                 (unaudited)
-------------------------------------------------------------------------------
                                                      September      September
Three months ended                                     28, 1996       30, 1995
-------------------------------------------------------------------------------
Net sales                                            $5,130,230    $ 3,866,693
Cost of products sold                                 4,426,525      3,761,001
-------------------------------------------------------------------------------
Gross profit                                            703,705        105,692
-------------------------------------------------------------------------------
Operating and other expenses:
  Selling, general and administrative                 1,226,615        859,750
  Interest                                               80,281         91,888
  Other                                                   9,158        176,250
-------------------------------------------------------------------------------
Total expenses                                        1,316,054      1,128,158
-------------------------------------------------------------------------------
Loss before other income                               (612,349)    (1,022,466)
Other Income                                              4,820         28,226
-------------------------------------------------------------------------------
Net loss                                             $ (607,529)   $  (994,240)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net loss per common share                            $     (.22)   $      (.58)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Average number of common shares                       2,724,048      1,715,449
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                See accompanying notes to financial statements.

                       MAKO MARINE INTERNATIONAL, INC.

                          STATEMENTS OF CASH FLOWS
                                 (unaudited)
-------------------------------------------------------------------------------
                                                      September      September
Three months ended                                     28, 1996       30, 1995
-------------------------------------------------------------------------------
Operating activities
  Net loss                                            $(607,529)   $  (994,240)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Provision for depreciation                        165,879        129,300
      Provision for doubtful accounts                     9,000          6,000
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable      472,130       (562,544)
        Increase in inventories                        (264,765)      (416,467)
        Decrease (increase) in prepaid and assets      (228,525)       172,666
        Increase in accounts payable, accrued
          expenses and accrued interest payable         398,409        430,351
-------------------------------------------------------------------------------
Net cash used in provided by operating activities       (55,401)    (1,234,934)
-------------------------------------------------------------------------------
Investing activities:
   Purchase of property and equipment                  (106,651)       (23,600)
   Purchase of marketable securities                         --     (2,109,218)
-------------------------------------------------------------------------------
Net cash used in investing activities                  (106,651)    (2,132,818)
-------------------------------------------------------------------------------
Financing activities:
   Net proceeds from borrowings                              --         50,000
   Principal payments on debt and indemnities          (183,968)    (1,371,492)
   Issuance of common stock, net                             --      5,325,947
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities    (183,968)     4,004,455
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   (346,020)       636,703
Cash and cash equivalents, beginning of period          530,123         91,961
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $ 184,103    $   728,664
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                See accompanying notes to financial statements.

                       MAKO MARINE INTERNATIONAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Mako Marine International, Inc. (the Company) is engaged in the manufacture and sale of offshore fishing and pleasure boats.

BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only the normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements as of June 29, 1996 and footnotes thereto filed on form 10-KSB (SEC File No. 0-26618) filed with the Securities and Exchange Commission. The results of operations for the three months ended September 28, 1996 are not necessarily indicative of the results of operations for the full year.

NET LOSS PER COMMON SHARE

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, stock issued and stock options granted have been included in the calculation of weighted average shares of common stock outstanding for the three months ended September 28, 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

SUBSEQUENT EVENT

The Company has recently entered into a non-binding letter of intent with Tracker Marine, L.P., a privately owned Springfield, Missouri based manufacturer of fishing boats. The letter of intent contemplates the sale of a controlling block of equity securities of the Company in exchange for a significant infusion of cash and the contribution by Tracker Marine of certain assets related to its saltwater fishing boat manufacturing business.

The proposed transaction is subject to certain conditions, including a due diligence review by both parties and the execution and delivery of a definitive agreement containing finalized terms.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 28, 1996
VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES

The Company's net sales for the quarter ended September 28, 1996 (the first quarter of the fiscal year ending June 28, 1997) increased by $1,263,537 (or 33%) to $5,130,230 from $3,866,693 for the corresponding quarter of the prior fiscal year. This increase was primarily attributable to increased sales of larger more expensive boats in the current quarter as compared to the corresponding quarter of the prior year. Most importantly was a sale of sixteen 26 foot commercial boats to a foreign country and the sale of the first three Attack 333's, Mako's new flagship 33 foot center console with a cuddy cabin. Sales were also improved by a revised sales program designed to encourage early fall dealer buying and a general sales price increase effective July 1, 1996.

COST OF PRODUCTS SOLD AND GROSS PROFIT

Gross profit for the quarter ended September 28, 1996 increased by $598,013 to $703,705 (13.7% of net sales) from $105,692 (2.7% of net sales) for the corresponding quarter of the prior fiscal year. This increase is a result of:
(i) the spreading of fixed overhead costs over increased volumes; (ii) efficiencies attained through the reduction of Mako's product line from 20 to 15 models; (iii) a newly implemented inventory control system (begun in May
1996); (iv) improved labor efficiencies through the introduction of Quality Teams, whereby groups of employees are assigned certain models of boats to build as a team; and (v) the sale of boats with a higher achieved average gross margin than during the same quarter last year (such as the sixteen 26 foot commercial boats and the three Attack 333's). Management realizes that in order to further reduce losses, gross margin must continue to increase.

OPERATING AND OTHER EXPENSES

Operating expenses for the quarter ended September 28, 1996 increased by $366,865 (or 43%) to $1,226,615 from $859,750 for the corresponding quarter of the prior fiscal year. Included among the reasons for the increase were:
(i) increased sales incentive programs of approximately $100,000 in the current quarter as compared to the corresponding quarter of the prior year;
(ii) higher selling and administrative salaries of approximately $65,000 this quarter as compared to the corresponding quarter of last year; (iii) approximately $74,000 in increased warranty costs; (iv) increased professional fees amounting to approximately $45,000 more this quarter than the corresponding quarter in the prior year; and (v) approximately $25,000 higher freight costs relating to the sixteen 26 foot commercial boats that were sold.

Other expenses for the quarter ended September 28, 1996 decreased by $167,362 to $9,158 from $176,520 for the corresponding quarter of the prior year when the Company expensed loan costs of approximately $170,000 associated with a bridge loan.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's internally generated cash flow has not been sufficient to finance its operations. During August 1995, the Company completed an initial public offering (IPO) which generated net proceeds of $5,307,423. The Company initially anticipated that the IPO proceeds, together with existing resources and cash generated from future operations would be sufficient to satisfy the anticipated cash requirements of the Company for 18 to 24 months from the date of the IPO.

During the quarter ended September 28, 1996, the Company sustained losses of $607,529 and negative cash flow from operations of $55,401. In addition, the Company used $183,968 for principal repayments of debt and $106,651 for capital expenditures.

The use of cash to fund operating activities was a result of the Company's net loss of $607,529, and an increase in inventories and prepaid assets (such as insurance and boat show costs) of $264,765 and $228,525, respectively. These uses of cash were offset by an increase in accounts payable of $398,409, a decrease in accounts receivable of $472,130 and depreciation and amortization totaling $165,879.

The Company's Independent Certified Public Accountant's Report for the year ended June 29, 1996 states that the Company's continued losses and negative cash flows "raise substantial doubt about the Company's ability to continue as a going concern".

The Company continues to experience severe negative cash flow which, if not remedied, will significantly restrict its ability to continue operations as anticipated. The Company has recently entered into a non-binding letter of intent with Tracker Marine, L.P., a privately owned Springfield, Missouri based manufacturer of fishing boats. The letter of intent contemplates the sale of a controlling block of equity securities of the Company in exchange for a significant infusion of cash and the contribution by Tracker Marine of certain assets related to its saltwater fishing boats manufacturing business.

The proposed transaction is subject to certain conditions, including a due diligence review by both parties and the execution and delivery of a definitive agreement containing finalized terms.

Tracker Marine, with a dealer network of over 200 in the United States and Canada, is one of the world's largest manufacturers of freshwater fishing and pontoon boats. Tracker Marine is recognized as the innovator of the packaged boat concept.

Management believes that if the transaction with Tracker Marine is completed, the Company will have sufficient cash resources and capital to facilitate its continued efforts to achieve profitable operations. The Company anticipates reaching a definitive agreement with Tracker Marine by the end of November, 1996. There can be no assurances that the sale to Tracker Marine will be concluded. If it is not, management would continue to seek either a business combination or debt and equity financing. If all of the foregoing efforts are unsuccessful, the Company would be required to sharply curtail or suspend certain of its operations.

INCOME TAXES

At September 28, 1996, the Company has a net tax operating loss carryforward of approximately $6,400,000 to offset future taxable income. Due to the ownership change caused by the IPO, under Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards originating prior to the date of the IPO (approximately $2,500,000) which may be utilized in any one year, is limited to approximately $219,000.

INFLATION

The Company does not believe that inflation has had a significant impact on the results of operations for the periods presented. In previous years, the Company believes it has been able to minimize the effects of inflation by improving its purchasing efficiency, and to a lesser degree, increasing selling prices of its products.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of"(SFAS 121). SFAS 121 requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on current circumstances, the Statement has not had a material impact on the financial condition, operations or cash flows of the Company.

The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method which requires the recognition of compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share. Management has opted to continue to account for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by the SFAS 123 beginning in fiscal 1997. SFAS 123 does not require these disclosures for interim periods when complete financial statements are not presented.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits: None
        (b) Reports on Form 8-K: None

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.


Mako Marine International, Inc.


By:  Douglas Baena
     -------------------------------
Douglas Baena
Chief Executive Officer, Chairman
of the Board and President (Signing
as Principal Executive Officer and
Director)


Date:  November 11, 1996
       ------------------------------


By :  Lawrence Tierney
      -------------------------------
Lawrence Tierney
Chief Financial Officer (signing as
Principal Financial Officer and
Principal Accounting Officer


Date:  November 11, 1996
       -------------------------------