Form 10QSB
period 1996-12-28
MAKO MARINE INTERNATIONAL INC
filed 1997-02-11
CIK 943689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended December 28, 1996

| | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from _______________ to ________________

         Commission file number 0 - 26618

                         MAKO MARINE INTERNATIONAL, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                               65-0501535
         ----------------------------------------------------------------
        (State of other jurisdiction                        (IRS Employer
      of incorporation or organization)                   Identification No.)

                    4355 NW 128TH STREET MIAMI, FLORIDA 33054
                    -----------------------------------------
                    (Address of principal executive offices)

                                (305) 685 - 6591
                                ----------------
                           (Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of February 11, 1997, there were 9,055,000 shares of common stock, $0.01 par value per share, outstanding.

                         MAKO MARINE INTERNATIONAL, INC.

                                TABLE OF CONTENTS


Part I. Financial Information

         Item 1.  Financial Statements (unaudited)

                  Balance Sheet .........................................   3
                  Statements of Operations
                                                                            4
                  Statements of Cash Flows ..............................   5
                  Notes to Financial Statements .........................   6-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................   8-11

Part II.  Other Information

         Item 2.  Changes in Securities .................................   12

         Item 4.  Submission of Matters to a Vote of Security Holders....   12

         Item 5.  Other Information .....................................   12

         Item 6.  Exhibits and Reports on Form 8-K ......................   13

         Signatures .....................................................   14

                         Mako Marine International, Inc.

                                  Balance Sheet
                                   (unaudited)

================================================================================

                                                               December 28, 1996
--------------------------------------------------------------------------------
Assets
  Current assets
    Cash                                                          $     162,118
    Accounts receivable, less allowance for
      doubtful accounts of $100,074                                     340,072
    Inventories                                                       2,361,496
    Prepaid and other assets                                            362,894
--------------------------------------------------------------------------------
  Total current assets                                                3,226,580
  Property and equipment, net                                         2,849,416
  Other assets                                                          137,866
--------------------------------------------------------------------------------
                                                                  $   6,213,862
================================================================================

Liabilities and Stockholders' Equity (Deficit)
  Liabilities
    Current liabilities
      Accounts payable                                            $   2,701,223
      Accrued expenses                                                1,110,655
      Accrued interest payable                                          238,105
      Advance - Credit America, Inc., an affiliate                      300,906
      Current portion of note payable, CreditAmerica
        Venture Capital, Inc., an affiliate                              75,000
      Current portion of indemnities                                     86,895
      Current portion of long-term debt                                 573,508
--------------------------------------------------------------------------------
    Total current liabilities                                         5,086,292
    Note payable, CreditAmerica Venture
      Capital, Inc., an affiliate                                       825,000
    Indemnities, less current portion                                   183,261
    Long-term debt, less current portion                              1,239,798
--------------------------------------------------------------------------------
  Total liabilities                                                   7,334,351
--------------------------------------------------------------------------------
  Stockholders' equity (deficit)
    Preferred stock; 2,000,000 shares
      authorized; none issued                                                 -
    Common stock, $.01 par value, 15,000,000
      shares authorized; 2,655,000
      shares issued and outstanding                                      26,550
    Additional paid-in capital                                        6,317,873
    Accumulated deficit                                              (7,464,912)
--------------------------------------------------------------------------------
  Total stockholders' equity                                         (1,120,489)
--------------------------------------------------------------------------------
                                                                  $   6,213,862
================================================================================
                                 See accompanying notes to financial statements.

                         Mako Marine International, Inc.

                            Statements of Operations
                                   (unaudited)

============================================================================================================
                                           Three               Three          Six              Six
                                           Months              Months         Months           Months
                                           Ended               Ended          Ended            Ended
                                           December            December       December         December
                                           28, 1996            30, 1995       28, 1996         30, 1995
------------------------------------------------------------------------------------------------------------
Net sales                                  $    4,156,846      $ 5,549,726    $  9,287,076     $  9,416,419
Cost of products sold                           4,043,149        4,627,036       8,469,674        8,312,625
------------------------------------------------------------------------------------------------------------
Gross profit                                      113,697          922,690         817,402        1,103,794
------------------------------------------------------------------------------------------------------------
Operating and other expenses:
  Selling, general and administrative           1,318,280        1,149,351       2,544,895        2,084,513
  Interest                                        105,380           79,459         185,661          171,347
  Other                                            39,000           24,317          48,158          200,837
------------------------------------------------------------------------------------------------------------
Total expenses                                  1,462,660        1,253,127       2,778,714        2,456,697
------------------------------------------------------------------------------------------------------------
Loss before other income                       (1,348,963)        (330,437)     (1,961,312)      (1,352,903)
Other income (expense)                            (95,286)          31,513         (90,466)          59,739
------------------------------------------------------------------------------------------------------------
Net loss                                   $   (1,444,249)     $  (298,924)   $ (2,051,778)    $ (1,293,164)
============================================================================================================

Net loss per common share                  $         (.53)     $      (.11)   $       (.75)    $       (.58)
============================================================================================================

Average number of common shares                 2,724,048        2,730,600       2,724,048        2,220,512
============================================================================================================

                                 See accompanying notes to financial statements.

                         Mako Marine International, Inc.

                            Statements of Cash Flows
                                   (unaudited)

====================================================================================================
                                                            December                December
Six months ended                                            28, 1996                30, 1995
----------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                  $   (2,051,778)         $    (1,293,164)
  Adjustment to reconcile net loss to net cash
    (used in) provided by operating activities:
      Provision for depreciation                                   337,453                  269,261
      Provision for doubtful accounts                               48,000                    9,000
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                 865,091                 (638,818)
        Increase in inventories                                    (83,501)                (321,755)
        Decrease (increase) in prepaids and assets                (182,831)                 236,852
        Increase in accounts payable, accrued
          expenses and accrued interest payable                  1,068,620                 (265,605)
----------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                  1,054               (2,004,229)
----------------------------------------------------------------------------------------------------

Investing activities:
  Purchase of property and equipment                              (122,754)                (207,894)
  Purchase of marketable securities                                      -                 (192,274)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (122,754)                (400,168)
----------------------------------------------------------------------------------------------------

Financing activities:
  Principal payments on debt and indemnities                      (246,305)              (1,969,956)
  Issuance of common stock, net                                          -                5,309,815
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                                      (246,305)               3,339,859
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                                     (368,005)                 935,462
Cash and cash equivalents, beginning of
  period                                                           530,123                   91,961
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $      162,118          $     1,027,423
====================================================================================================

                                 See accompanying notes to financial statements.

                         Mako Marine International, Inc.

                          Notes to Financial Statements

================================================================================

Summary of Significant Accounting Policies

Business

Mako Marine International, Inc. (the Company) is engaged in the manufacture and sale of offshore fishing and pleasure boats.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only the normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements as of June 29, 1996 and footnotes thereto filed on form 10-KSB (SEC File No. 0-26618) filed with the Securities and Exchange Commission. The results of operations for the six months ended December 28, 1996 are not necessarily indicative of the results of operations for the full year.

Net Loss Per Common Share

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, stock issued and stock options granted have been included in the calculation of weighted average shares of common stock outstanding for the six months ended December 28, 1996.

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

                         Mako Marine International, Inc.

                          Notes to Financial Statements

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Subsequent Event

On January 16, 1997, the Company sold to Tracker Marine, L.P., a Missouri limited partnership ("Tracker") 6,400,000 newly issued shares (the "Mako Shares") of the Company's common stock, having a par value of $.01 per share (the "Mako Common Stock"), for a purchase price consisting of cash in the amount of $4,140,000 and assets relating to Tracker's saltwater boat business. The Mako Shares, together with Tracker's contemporaneous purchase of 930,000 shares (the "CAVC Shares") of Mako Common Stock from CreditAmerica Venture Capital, Inc. ("CAVC") resulted in Tracker's acquisition of a total of 7,330,000 shares of Mako Common Stock, representing approximately 80.9% of the then outstanding shares of Mako Common Stock. The results of the three and six month periods ended December 28, 1996 do not reflect the Company's acquisition of Tracker's Saltwater Boat Business.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements within the meaning of Federal securities laws which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the significant losses incurred by the Company during the first six months of fiscal 1997, those factors discussed in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the "Risk Factors" contained in the Company's prospectus dated August 23, 1995.

Results of Operations for Three Months and Six Months Ended December 28, 1996 Versus Three Months and Six Months Ended December 30, 1995

Overview

On January 16, 1997, the Company sold to Tracker 6,400,000 newly issued Mako Shares for a purchase price consisting of cash in the amount of $4,140,000 and assets relating to Tracker's saltwater boat business, including Tracker's manufacturing facility located in Punta Gorda, Florida, its "Seacraft" and "Silver King" brands of off-shore fishing boats and the exclusive right over a five-year period to advertise at preferred rates the Company's saltwater boat products in a catalog published by an affiliate of Tracker that distributes annually more than 40 million catalogs worldwide. The Mako Shares, together with Tracker's contemporaneous purchase of the 930,000 CAVC Shares from CAVC resulted in Tracker's acquisition of a total of 7,330,000 shares of Mako Common Stock, representing approximately 80.9% of the then outstanding shares of Mako Common Stock.

The Stock Purchase Agreement provides, among other things, that in addition to the Mako Shares, during the period beginning on the Closing Date (January 16, 1997) and ending 90 business days following the exercise, redemption or expiration of the Company's publicly-traded Redeemable Common Stock Purchase Warrants, the Company will issue to Tracker (i) 1,800,000 shares, if the market price of the Mako Common Stock is $5.00 or more during a period of ten consecutive trading days, (ii) an additional 1,800,000 shares, if the price of the Mako Common Stock is $6.00 or more during a period of ten consecutive trading days, and (iii) an additional 3,629,000 shares, if the market price of the Mako Common Stock is $7.00 or more during a period of ten consecutive trading days. The expiration date of the aforementioned public warrants is August 23, 2000.

The Stock Purchase Agreement also provides Tracker with an option to acquire additional shares of Mako Common Stock at $1.50 per share. The option is designed to permit Tracker to maintain an 80% interest in the Company to the extent that options and warrants to acquire shares of Mako Common Stock which were outstanding on the Closing Date are exercised in the future. There are currently outstanding options and warrants to purchase 3,622,900 shares of Mako Common Stock, which expire at varying dates through 2001.

As indicated below, the currently low sales level of the Company's products is not sufficient to support the Company's current fixed cost levels. Additionally, certain variable costs incurred by the Company in connection with the manufacture of its products are high. Management believes that the additional boat brands and the Company's exclusive catalog rights discussed above should result in increased sales. Management further believes that through its affiliation with Tracker, certain efficiencies can be achieved and that the Company could be able to obtain certain materials and components used in the manufacture of its products from outside sources at lower prices.

Net Sales

The Company's net sales for the quarter ended December 28, 1996 (the second quarter of the fiscal year ending June 28, 1997) decreased by $1,392,880 (or 25%) to $4,156,846 from $5,549,726 for the corresponding quarter of the prior fiscal year. This decrease was primarily attributable to: (i) industry wide slower retail sales; and (ii) manufacturing delays in producing two new models (a 25 foot center console which replaced an older model and a 33 foot center console).

The Company's net sales for the six months ended December 28, 1996, decreased by $129,343 or (1.4%) to $9,287,076 from $9,416,419 for the corresponding period of the prior year, which decrease is attributable to the decreased sales occuring during the second quarter of fiscal 1997, discussed above.

Cost of Products Sold and Gross Profit

Gross profit for the quarter ended December 28, 1996 decreased by $808,993 to $113,697 (2.7% of net sales) from $922,690 (16.6% of net sales) for the corresponding quarter of the prior fiscal year. This decrease is a result of:
(i) the reduced sales volume referred to above; (ii) the spreading of fixed overhead costs over decreased production volumes; (iii) labor inefficiencies due in part to the unavailability of certain components and parts; and (iv) the sale of boats with a lower gross profit margin.

Gross profit for the six months ended December 28, 1996, decreased by $286,392 to $817,402 from $1,103,794 for the corresponding period of the prior year, which decrease is attributable to the decreased gross profit occuring during the second quarter of fiscal 1997, discussed above.

Operating Expenses

Selling, general and administrative expenses for the quarter ended December 28, 1996 increased by $168,929 (or 14.7%) to $1,318,280 from $1,149,351 for the corresponding quarter of the prior fiscal year. The increase was primarily attributable to: (i) increased sales incentive programs of $70,000 in the quarter ended December 28, 1996 compared to the quarter ended December 30, 1995;
(ii) increased warranty costs of approximately $185,000; and (iii) an offsetting decrease in miscellaneous general costs of approximately $85,000.

Selling, general and administrative expenses for the six months ended December 28, 1996, increased $460,382 (or 22.1%) to $2,544,895 from $2,084,513 for the corresponding period of the prior year. The increase is a result of: (i) increased sales incentive programs of $170,000 in the six months ended December 28, 1996 compared to the six months ended December 30, 1995; (ii) higher selling and administrative salaries of approximately $65,000; (iii) approximately $260,000 in increased warranty costs; (iv) increased professional fees amounting to approximately $60,000; and (v) an offsetting decrease in advertising costs of approximately $100,000.

Pursuant to the amendatory Letter Agreement, CAVC is obligated to satisfy approximately $94,000 of selling, general and administrative expenses accrued as of December 28, 1996.

Other expenses for the six months ended December 28, 1996 decreased by $152,679 to $48,158 from $200,837 for the corresponding period of the prior year when the Company expensed loan costs of approximately $170,000 associated with a bridge loan.

Other Income and Expenses

During the quarter ended December 28, 1996, the Company recorded a $100,000 provision relating to potential environmental issues discovered at the Company's plant during the due diligence review in conjunction with the Stock Purchase Agreement. By amendatory Letter Agreement dated January 16, 1997 among the Company, CAVC and Tracker, it was agreed among the parties that CAVC would deposit in escrow the sum of $1,310,000 to secure CAVC's obligations with respect to any costs and expenses incurred in connection with remedial, clean-up and other costs associated with the removal of any contamination in, on or under the "Property" (hereinafter defined) to the extent required to meet regulatory requirements (the "Remedial Costs"). Under the terms of such amendatory Letter Agreement, the Company is obligated to pay the first $100,000 of Remedial Costs. Thereafter, such costs are paid in consecutive increments of $200,000 and $50,000 by CAVC and the Company, respectively, until the Remedial Costs reach $1,710,000. As a result of the foregoing, the Company is responsible for payments of up to $400,000 in respect of the first $1,710,000 of Remedial Costs, and for such amounts, if any, in excess of $1,710,000. While the final report of the environmental engineers has not yet been completed, management believes, based upon preliminary information received to date, that a majority of the potential contamination on, in or under the Property comes from off-site sources, and that the Company will not incur material losses as a result of its limited obligations with respect to the Remedial Costs.

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

During the six months ended December 28, 1996, the Company had cash flows from operating activities of $1,054. The Company used $246,305 for principal repayments of debt (financing activities) and $122,754 for capital expenditures (investing activities).

The cash provided by operating activities resulted from an increase in accounts payableand accrued expenses of $1,068,620, a decrease in accounts receivable of $865,091 (also an increase in the allowance for doubtful accounts of $48,000) and depreciation and amortization totaling $337,453. Uses of cash included the Company's net loss of $2,051,778, and an increase in inventories and prepaid assets (such as insurance and boat show costs) of $83,501 and $182,831, respectively.

As indicated in the "Overview" above, the Company received a cash infusion of $4,140,000 as part of the purchase price for the sale of the Mako Shares to Tracker. Management believes that this cash infusion should be sufficient to satisfy the anticipated cash requirements of the Company for 12 to 18 months, thereby affording the Company sufficient time to increase sales levels and reduce expenses in order to operate profitably. No assurance can be given, however, that the Company will be able to increase its sales and/or reduce its costs to the extent necessary to operate profitably.

Income Taxes

At December 28, 1996, the Company had a net tax operating loss carryforward of approximately $7,600,000 to offset future taxable income. Due to the ownership change caused by the IPO, under Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards originating prior to the date of the IPO (approximately $2,500,000) which may be utilized in any one year, is limited to approximately $219,000.

Part II. Other Information

Item 2. Changes in Securities

On January 16, 1997, the Company sold the Mako Shares to Tracker for a purchase price consisting of cash, in the amount of $4,140,000 and certain assets of Tracker constituting its Saltwater Boat Business. Reference is made to the "Overview" section above for a more complete description of the transaction.

The sale by the Company of the Mako Shares to Tracker was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Item 4. Submission of Matters to a vote of Security Holders

(a) The Annual Meeting of the Stockholders of the Company was held on November 14, 1996. Of the 2,655,000 shares entitled to vote at such meeting, 2,655,000 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as Directors of the Company, and, with respect to each director, the number of shares voted for and withheld were as follows:

                                          No. of Shares Voted
                                          -------------------
     Name of Nominee                    For            Withheld
     ---------------                    ---            --------
     Douglas W. Baena                   2,594,192      60,808
     Jeffrey Bleustein                  2,594,192      60,808
     Bruce S. Foerster                  2,591,192      63,808
     Joseph J. Messina                  2,590,692      64,308

(c)  There were no brokers' non-votes.

Pursuant to the Stock Purchase Agreement, effective as of the closing of the transaction with Tracker, January 16, 1997, the Board of Directors of the Company was increased from 4 to 7 persons, and Kenneth Burroughs, Joe C. Greene, Susie Henry and Larry Mueller, each a designee of Tracker, was appointed a director of the Company. Messrs. Baena, Foerster and Messina continue to serve as Directors of the Company, and Jeffrey Bleustein resigned effective on such closing date.

Item 5. Other Information

On January 16, 1997, the Company entered into an Amendment of Lease with Robert
C. Schwebke ("Schwebke"), as Landlord amending the Amended Triple Net Lease dated April 18, 1995 between the Company and Schwebke covering the Company's principal headquarters and manufacturing facility (the "Property") to provide for (i) an option on the part of the Company to terminate the lease on January 16, 1999 upon the giving of appropriate notice of the exercise of such option and the payment of a lease termination fee in the amount of $330,000, and (ii) a one-year option on the part of the Company to purchase the Property from the Landlord at a purchase price of $5,000,000.

In connection with its due diligence review, certain potential environmental issues related to the Property were discovered and additional testing and analysis is currently ongoing to determine the extent of such contamination and whether or not such contamination arises from on-site or off-site sources. By amendatory Letter Agreement dated January 16, 1997 among the Company, CAVC and Tracker, it was agreed among the parties that CAVC would deposit in escrow the sum of $1,310,000 to secure CAVC's obligations with respect to Remedial Costs. Under the terms of such amendatory Letter Agreement, the Company is obligated to pay the first $100,000 of Remedial Costs. Thereafter, such costs are paid in consecutive increments of $200,000 and $50,000 by CAVC and the Company, respectively, until the Remedial Costs reach $1,710,000. As a result of the foregoing, the Company is responsible for payments of up to $400,000 in respect of the frist $1,710,000 of Remedial Costs, and for such amounts, if any, in excess of $1,710,000. While the final report of the environmental engineers has not yet been completed, management believes, based upon preliminary information received to date, that a majority of the potential contamination on, in or under the Property comes from off-site sources, and that the Company will not incur material losses as a result of its limited obligation with respect to the Remedial Costs.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index. Exhibits are submitted as a separate section of this report immediately following the Exhibit Index

(b)  Reports on Form 8-K

     Form 8-K dated December 13, 1996 regarding the execution of definitive agreements each dated December 4, 1996, one between the Company and Tracker providing for the sale of the Mako Shares and the other between CAVC and Tracker providing for the sale of the CAVC Shares.

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.


Mako Marine International, Inc.


By:  Douglas Baena
     ----------------------------------
Douglas Baena
Chief Executive Officer, Chairman
of the Board and President (Signing
as Principal Executive Officer and
Director)

Date:  February 11, 1996


By:   Lawrence Tierney
      ---------------------------------
Lawrence Tierney
Chief Financial Officer (signing as
Principal Financial Officer and
Principal Accounting Officer

Date:  February 11, 1996

                                INDEX TO EXHIBITS


Exhibits No.                   Description                                 Page*


10.1 Amendment to Lease dated January 16, 1997 between the Company and Robert C. Schwebke.



*    Filed herewith.