Form 10QSB
period 1997-03-29
MAKO MARINE INTERNATIONAL INC
filed 1997-05-13
CIK 943689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.
         For the quarterly period ended March 29, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from             to
         Commission file number 0 - 26618

                         MAKO MARINE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                     65-0501535
  (State of other jurisdiction                         (IRS Employer
of incorporation or organization)                   Identification No.)

                    4355 NW 128TH STREET MIAMI, FLORIDA 33054
                    (Address of principal executive offices)

                                (305) 685 - 6591
                           (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     As of May 12, 1997, there were 9,055,000 shares of common stock, $0.01 par value per share, outstanding.

                         MAKO MARINE INTERNATIONAL, INC.

                                TABLE OF CONTENTS





Part I. Financial Information


         Item 1.  Financial Statements (unaudited)

         Balance Sheet.........................................................3
         Statements of Operations..............................................4
         Statements of Cash Flows..............................................5
         Notes to Financial Statements.........................................6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................8



Part II.  Other Information

         Item 5.  Other Information...........................................13

         Item 6.  Exhibits and Reports on Form 8-K............................13

         Signatures...........................................................15

                                                 Mako Marine International, Inc.
                                                                   Balance Sheet
                                                                     (unaudited)
==========================================================================

                                                          March 29, 1997
--------------------------------------------------------------------------
Assets
  Current assets
    Cash                                                  $       80,835
    Marketable securities                                      2,512,863
    Accounts receivable, less allowance for                      433,918
       doubtful accounts of $99,171
    Inventories                                                3,540,960
    Prepaid and other assets                                     557,419
--------------------------------------------------------------------------
  Total current assets                                         7,125,995
  Property and equipment, net                                  4,946,263
  Goodwill                                                     4,748,524
  Other assets                                                    38,165
--------------------------------------------------------------------------
                                                          $   16,858,947
--------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Liabilities
    Current liabilities
      Accounts payable                                    $    1,310,678
      Accrued expenses                                         1,681,378
      Accrued interest payable                                   276,951
      Due to Tracker Marine, an affiliate                        543,904
      Advance - Credit America, Inc., an affiliate               300,906
      Current portion of note payable, CreditAmerica             187,500
        Venture Capital, Inc., an affiliate
      Current portion of indemnities                              86,895
      Current portion of long-term debt                          578,215
--------------------------------------------------------------------------
    Total current liabilities                                  4,966,427
    Note payable, CreditAmerica Venture
      Capital, Inc., an affiliate, less current portion          712,500
    Indemnities, less current portion                            161,861
    Long-term debt, less current portion                       1,242,195
--------------------------------------------------------------------------
  Total liabilities                                            7,082,983
--------------------------------------------------------------------------
  Stockholders' equity
    Preferred stock; 2,000,000 shares                                  -
      authorized; none issued
    Common stock, $.01 par value, 15,000,000                      90,550
      shares authorized; 9,055,000
      shares issued and outstanding
    Additional paid-in capital                                10,570,175
    Accumulated deficit                                        (884,761)
--------------------------------------------------------------------------
  Total stockholders' equity                                   9,775,964
--------------------------------------------------------------------------
                                                          $   16,858,947
--------------------------------------------------------------------------

                           See accompanying notes to financial statements.




                                                                                     Mako Marine International, Inc.

                                                                                            Statements of Operations
                                                                                                         (unaudited)

============================================================================================================

                                                      Three             Three             Nine              Nine
                                                     Months            Months           Months            Months
                                                      Ended             Ended            Ended             Ended
                                                      March             March            March             March
                                                   29, 1997          30, 1996         29, 1997          30, 1996

-----------------------------------------------------------------------------------------------------------------
Net sales                                    $    4,566,363       $ 4,380,766    $  13,853,439       $13,797,185
Cost of products sold                             4,219,949         3,880,187       12,689,623        12,192,817
-----------------------------------------------------------------------------------------------------------------
Gross profit                                        346,414           500,579        1,163,816         1,604,368
-----------------------------------------------------------------------------------------------------------------
Operating and other expenses:
  Selling, general and administrative             1,648,538         1,389,219        4,193,433         3,473,727
  Interest                                           77,221            73,534          262,882           244,881
  Other                                              11,870            16,202           60,028           217,039
-----------------------------------------------------------------------------------------------------------------
Total expenses                                    1,737,629         1,478,955        4,516,343         3,935,647
-----------------------------------------------------------------------------------------------------------------
Loss before other income                         (1,391,215)         (978,376)      (3,352,527)       (2,331,279)
Other income (expense)                               25,803            21,235          (64,663)           80,974
-----------------------------------------------------------------------------------------------------------------
Net loss                                     $   (1,365,412)       $ (957,141)     $(3,417,190)      $(2,250,305)
-----------------------------------------------------------------------------------------------------------------
Net loss per common share                    $         (.17)       $     (.35)     $      (.77)      $      (.94)
------------------------------------------------------------------------------------------------------------------
Average number of common shares                   7,850,066         2,735,345        4,427,355         2,395,286
-----------------------------------------------------------------------------------------------------------------

                                                               See accompanying notes to financial statements.





                                                                                  Mako Marine International, Inc.

                                                                                        Statements of Cash Flows
                                                                                                     (unaudited)

=================================================================================================================

Nine months ended                                                       March 29, 1997            March 30, 1996
-----------------------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                           $   (3,417,190)            $    (2,250,305)
  Adjustment to reconcile net loss to net cash
    (used in) provided by operating activities:
      Provision for depreciation                                             572,052                     415,811
      Provision for amortization                                              30,637                           -
      Provision for doubtful accounts                                         57,000                     165,054
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                           908,239                   (366,296)
        Increase in inventories                                            (394,661)                 (1,639,165)
        Decrease (increase) in prepaids and assets                         (276,536)                     158,622
        Increase in accounts payable, accrued
          expenses and accrued interest payable                              406,913                     405,092
-----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (2,113,546)                 (3,111,187)
-----------------------------------------------------------------------------------------------------------------

Investing activities:
  Purchase of property and equipment                                       (161,891)                   (328,454)
  Purchase of marketable securities                                      (2,512,863)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (2,674,754)                   (328,454)
-----------------------------------------------------------------------------------------------------------------

Financing activities:
  Decrease in restricted cash                                                      -                     200,000
  Increase in due to affiliate                                               543,904                           -
  Principal payments on debt and indemnities                               (344,892)                 (2,072,635)
  Issuance of common stock, net                                            4,140,000                   5,307,423
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  4,339,012                   3,434,788
-----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                  (449,288)                     (4,853)
Cash and cash equivalents, beginning of
  period                                                                     530,123                      91,961
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $        80,835            $         87,108
-----------------------------------------------------------------------------------------------------------------
                                                                  See accompanying notes to financial statements.

Mako Marine International, Inc.

Notes to Financial Statements



Summary of Significant Accounting Policies

Business

Mako Marine International, Inc. (the "Company") is engaged in the manufacture and sale of offshore fishing and pleasure boats.


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10- QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only the normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements as of June 29, 1996 and footnotes thereto filed on form 10-KSB (SEC File No. 0-26618) filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 29, 1997 are not necessarily indicative of the results of operations for the full year.


Net Loss Per Common Share

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, stock issued and stock options granted have been included in the calculation of weighted average shares of common stock outstanding for the nine months ended March 29, 1997.


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

Stock Purchase

On January 16, 1997, the Company sold to Tracker Marine, L.P., a Missouri limited partnership ("Tracker") 6,400,000 newly issued shares (the "Mako Shares") of the Company's common stock, having a par value of $.01 per share (the "Mako Common Stock"), for a purchase price consisting of cash in the amount of $4,140,000 and assets relating to Tracker's saltwater boat business. The Mako Shares, together with Tracker's contemporaneous purchase of 930,000 shares of Mako Common Stock from CreditAmerica Venture Capital, Inc. resulted in Tracker's acquisition of a total of 7,330,000 shares of Mako Common Stock, representing approximately 80.9% of the then outstanding shares of Mako Common Stock. Under the terms of the Agreement pursuant to which Mako sold the Mako Shares to Tracker (the "Stock Purchase Agreement"), the Company is required to issue to Tracker additional shares of Mako Common Stock if, at any time prior to the expiration of the ninetieth day following August 23, 2000, the market price of the Mako Common Stock reaches certain levels during a period of ten consecutive trading days. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview," below. Also, the Stock Purchase Agreement provides for an option on the part of Tracker to acquire additional shares of Mako Common Stock at $1.50 per share, if and to the extent that, options and warrants to acquire shares of Mako Common Stock which were outstanding on the closing date of the sale of the Mako Shares to Tracker are exercised in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview," below.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This report contains certain forward-looking statements within the meaning of Federal securities laws which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the significant losses incurred by the Company during the first nine months of fiscal 1997, those factors discussed in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the "Risk Factors" contained in the Company's prospectus dated August 23, 1995.

Results of Operations for Three Months and Nine Months Ended March 29, 1997 Versus Three Months and Nine Months Ended March 30, 1996

Overview

On January 16, 1997, the Company sold to Tracker 6,400,000 newly issued Mako Shares for a purchase price consisting of cash in the amount of $4,140,000 and assets relating to Tracker's saltwater boat business, including Tracker's manufacturing facility located in Punta Gorda, Florida, its "Seacraft" and "Silver King" brands of off-shore fishing boats and the exclusive right over a five-year period to advertise at preferred rates the Company's saltwater boat products in a catalog published by an affiliate of Tracker that distributes annually more than 40 million catalogs worldwide. The Mako Shares, together with Tracker's contemporaneous purchase of the 930,000 CAVC Shares from CAVC, resulted in Tracker's acquisition of a total of 7,330,000 shares of Mako Common Stock, representing approximately 80.9% of the then outstanding shares of Mako Common Stock.

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

As indicated below, the currently low sales level of the Company's product is not sufficient to support the Company's current fixed cost levels. Additionally, certain variable costs incurred by the Company in connection with the manufacture of its products are high. Management believes that the additional boat brands and the Company's exclusive catalog rights discussed above should result in increased sales. Management further believes that through its affiliation with Tracker, certain efficiencies can be achieved and that the Company could be able to obtain certain materials and components used in the manufacture of its products from outside sources at lower prices.


Net Sales

The Company's net sales for the quarter ended March 29, 1997 (the third quarter of the fiscal year ending June 28, 1997) increased by $185,597 (or 4.2%) to $4,566,363 from $4,380,766 for the corresponding quarter of the prior fiscal year. This increase was attributable to the addition of SeaCraft and SilverKing sales amounting to approximately $235,000.

The Company's net sales for the nine months ended March 29, 1997, increased by $56,254 or (0.4%) to $13,853,439 from $13,797,185 for the corresponding period of the prior year. This increase was attributable to the addition of SeaCraft and SilverKing sales, as discussed above, offset by (i) industry wide slower retail sales; and (ii) manufacturing delays in producing two new Mako models during the first quarter (a 25 foot center console which replaced an older model and a 33 foot center console).


Cost of Products Sold and Gross Profit

Gross profit for the quarter ended March 29, 1997 decreased by $154,165 to $346,414 (7.6% of sales) from $500,579 (11.4% of sales) for the corresponding quarter of the prior fiscal year. This decrease was due primarily to certain inefficiencies, discussed below.

Gross profit for the nine months ended March 29, 1997, decreased by $440,552 to $1,163,816 (8.4% of sales) from $1,604,368 (11.6% of sales) for the corresponding period of the prior year. This decrease is a result of: (i) the spreading of fixed overhead costs over decreased production volumes; (ii) labor inefficiencies due in part to the unavailability of certain components and parts during the winter months; and (iii) inefficiencies from the start-up of the SeaCraft and SilverKing lines.

The Company has reached an agreement in principle with its supplier of outboard motors with respect to certain modifications to the current agreement with such supplier, including a revised pricing formula, which agreement in principle is subject to the execution by both parties of a definitive amendment. The revised pricing will likely result in a lower cost to the Company for its acquisition of outboard motors, which is a major component of the Company's products. Thus, it is expected that the new pricing will have a substantial positive impact on the cost of products sold and resulting gross profit margins. The effectiveness of the amendment, including the new pricing formula, is expected to be retroactive to January 16, 1997.

Operating  Expenses

Selling, general and administrative expenses for the quarter ended March 29, 1997 increased by $259,319 (or 18.7%) to $1,648,538 from $1,389,219 for the corresponding quarter of the prior fiscal year. This increase is due primarily to the expenses resulting from the Tracker transaction (See "Overview") and advertising costs for the SeaCraft and Silver King lines.

Selling, general and administrative expenses for the nine months ended March 29, 1997, increased $719,706 (or 20.7%) to $4,193,433 from $3,473,727 for the corresponding period of the prior year. The increase is a result of: (i) increased sales incentive programs of $260,000 in the nine months ended March 29, 1997 compared to the nine months ended March 30, 1996; (ii) higher selling and administrative salaries of approximately $65,000; (iii) approximately $250,000 in increased warranty costs and reserve; (iv) increased professional fees amounting to approximately $80,000; (v) general and advertising costs associated with the Seacraft and SilverKing lines amounting to approximately $230,000 (vi) amortization of goodwill associated with the stock purchase amounting to approximately $30,000 and (vii) offsetting decreases in advertising costs of approximately $145,000 and miscellaneous costs of approximately $50,000.

Other expenses for the nine months ended March 29, 1997 decreased by $157,011 to $60,028 from $217,039 for the corresponding period of the prior year when the Company expensed loan costs of approximately $170,000 associated with a bridge loan.


Other Income and Expenses

During the nine months ended March 29, 1997, the Company recorded a $100,000 provision relating to potential environmental issues discovered at the Company's plant during the due diligence review in conjunction with the Stock Purchase Agreement. By amendatory Letter Agreement dated January 16, 1997 among the Company, CAVC and Tracker, it was agreed among the parties that CAVC would deposit in escrow the sum of $1,310,000 to secure CAVC's obligations with respect to any costs and expenses incurred in connection with remedial, clean-up and other costs associated with the removal of any contamination in, on or under the "Property" (hereinafter defined) to the extent required to meet regulatory requirements (the "Remedial Costs"). Under the terms of such amendatory Letter Agreement, the Company is obligated to pay the first $100,000 of Remedial Costs. Thereafter, such costs are paid in consecutive increments of $200,000 and $50,000 by CAVC and the Company, respectively, until the Remedial Costs reach $1,710,000. As a result of the foregoing, the Company is responsible for payments of up to $400,000 in respect of the first $1,710,000 of Remedial Costs, and for such amounts, if any, in excess of $1,710,000. Additional reports received by the Company from its environmental engineers during the third quarter of fiscal 1997 appear to confirm management's previously disclosed belief that a majority of the potential contamination on, in or under the Property comes from off-site sources, and that the Company will not incur material losses as a result of its limited obligation with respect to the Remedial Costs. Discussions will be held with the Florida Department of Environmental Resources Management to determine what if any remedial action is appropriate.


Income Taxes

At March 29, 1997, the Company had a net tax operating loss carryforward of approximately $8,650,000 to offset future taxable income. Due to the ownership change caused by the IPO and the Tracker Stock Purchase, under Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards originating prior to the date of the IPO (approximately $2,500,000) and prior to the Tracker Stock Purchase, but after the IPO, (approximately $5,450,000) which may be utilized in any one year, is limited to approximately $800,000.


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

During the nine months ended March 29, 1997, the Company used $2,113,546 for operating activities, $2,674,754 for investing activities, and was provided net cash of $4,339,012 for financing activities.

The cash used by operating activities resulted from the Company's net loss of $3,417,190, and an increase in inventories and prepaid assets (such as insurance and boat show costs) of $394,661 and $276,536, respectively. Cash was provided by an increase in accounts payable and accrued expenses of $406,913, a decrease in accounts receivable of $908,239 (also an increase in the allowance for doubtful accounts of $57,000) and depreciation and amortization totaling $602,689.

The cash used by financing activities resulted from the purchase of fixed assets of $161,891 and purchase of marketable securities of $2,512,863.

The cash provided by financing activities resulted from an issuance of common stock with cash received of $4,140,000 and an increase in a due to affiliate of $543,904. Uses of cash included principal payment on debt and indemnities totaling $344,892.

Management believes the cash infusion of $4,140,000 from the common stock purchase of $4,140,000 should be sufficient to satisfy the anticipated cash requirements of the Company for 9 to 15 months, thereby affording the Company sufficient time to increase sales levels and reduce expenses in order to operate profitably. No assurance can be given, however, that the Company will be able to increase its sales and/or reduce its costs to the extent necessary to operate profitably.

Part II. Other Information


Item 5.  Other Information

In connection with its due diligence review, certain potential environmental issues related to the Property were discovered and additional testing and analysis is currently ongoing to determine the extent of such contamination and whether or not such contamination arises from on-site or off-site sources. By amendatory Letter Agreement dated January 16, 1997 among the Company, CAVC and Tracker, it was agreed among the parties that CAVC would deposit in escrow the sum of $1,310,000 to secure CAVC's obligations with respect to Remedial Costs. Under the terms of such amendatory Letter Agreement, the Company is obligated to pay the first $100,000 of Remedial Costs. Thereafter, such costs are paid in consecutive increments of $200,000 and $50,000 by CAVC and the Company, respectively, until the Remedial Costs reach $1,710,000,. As a result of the foregoing, the Company is responsible for payments of up to $400,000 in respect of the first $1,710,000 of Remedial Costs, and for such amounts, if any, in excess of $1,710,000. Additional reports received by the Company from its environmental engineers during the third quarter of fiscal 1997 appear to confirm management's previously disclosed preliminary belief that a majority of the potential contamination on, in or under the Property comes from off-site sources, and that the Company will not incur material losses as a result of its limited obligation with respect to the Remedial Costs. Discussions will be held with the Florida Department of Environmental Resources Management to determine what if any remedial action is appropriate.

In April, 1997, the Florida Department of Revenue rendered a Transferee Liability Notice of Assessment and Jeopardy Finding to the Company alleging that the Company, as a transferee of Mako Marine, Inc. ("Old Mako"), is liable for delinquent sales tax, penalties and interest of $1,650,843.77 (the "Assessment"). The sales tax liability which is the subject of the Assessment was incurred by Old Mako prior to the acquisition by CreditAmerica Venture Capital, Inc. in August, 1994 of substantially all of Old Mako's assets through a foreclosure sale. Based upon its investigation of this matter to date, the Company believes that it has meritorious defenses to any liability under the Assessment and intends to defend this matter vigorously.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  See Exhibit Index.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed for the quarterly period ended March 29, 1997.

         1. Form 8-K dated January 30, 1997, as amended, regarding (i) changes in control of the Company as a result of completion on January 16, 1997 of the transaction by the Company (and its then principal shareholder) with Tracker Marine, L.P. (the "Tracker Transaction"),
             (ii) the acquisition by the Company of SeaCraft and SilverKing Divisions of Tracker Marine, L.P. (the "Saltwater Boat Business") as a part of the Tracker Transaction, and (iii) changes in the Company's certifying accountant.

         2. Form 8-K/A dated March 17, 1997 amending the Company's Form 8-K dated January 30, 1997 (as amended) to include (i) the audited financial statements for the Saltwater Boat Business, and (ii) unaudited proforma combined financial statements of the Company and the Saltwater Boat Business.

         3. Form 8-K dated March 17, 1997 regarding (i) the resignation of Douglas W. Baena and Lawrence Tierney as Chairman of the Board,
             President and Chief Executive Officer and the Vice President and Chief Financial Officer, respectively, of the Company, and (ii) the appointment of Kenneth Burroughs and Stephen W. Smith as Chairman of the Board, President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, of the Company.

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MAKO MARINE INTERNATIONAL, INC.
                                           (Registrant)


Date:  May 12, 1997                        By:  /s/ Kenneth Burroughs
                                           Kenneth Burroughs
                                           President (Principal
                                           Executive Officer)







Date:  May 12, 1997                        By:   /s/ Stephen W. Smith
                                           Stephen W. Smith
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                     Description                               Page
-----------                     -----------                               ----

    27.1                     Financial Data Schedule
                             (filed in EDGAR version only)