Form 10KSB
period 1997-06-28
MAKO MARINE INTERNATIONAL INC
filed 1997-10-14
CIK 943689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 28, 1997 .


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to _________________.

Commission file number 0-26618 .


                         MAKO MARINE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                65-0501535
(State of other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

                   4355 N.W. 128TH STREET MIAMI, FLORIDA 33054
                    (Address of principal executive offices)

                                (305) 685 - 6591
                           (Issuers telephone number)

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock , $.01 par value

                    Redeemable Common Stock Purchase Warrants
                              (Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Issuer's revenues for the most recent fiscal year $19,060,911.

As of September 24, 1997 the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer (1,725,000 shares of common stock) was approximately $2,156,250.

As of September 24, 1997, the number of shares outstanding of the issuer's common stock was 9,055,000.

                         MAKO MARINE INTERNATIONAL, INC.

                   FISCAL YEAR 1997 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                         Page

Item 1.       Description of Business..................................... 3

Item 2.       Description of Properties....................................9

Item 3.       Legal Proceedings...........................................10

Item 4.       Submission of Matters to a Vote of  Security Holders........11

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder
                  Matters.................................................12

Item 6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................13

Item 7.       Financial Statements........................................18

Item 8.       Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure.....................18

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of
                  the Exchange Act........................................18

Item 10.      Executive Compensation......................................20

Item 11.      Security Ownership of Certain Beneficial Owners and
                  Management..............................................21

Item 12.      Certain Relationships and Related Transactions..............23

Item 13.      Exhibits and Reports on Form 8-K............................24

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General

The Company designs, manufactures and sells offshore boats under the brand names Mako and, since the Tracker Transaction (see below), Seacraft and Silver King. Prior to the consummation of the Tracker Transaction, Mako's principal product lines were center console, walkaround cabin and flats fishing boats, which range from 16 to 33 feet in length, ranging in retail price from $14,000 to $140,000. Since the consummation of the Tracker Transaction, Mako's product lines have been broadened to include Seacraft brand boats, which range from 21 to 25 feet in length, and in retail price from $25,000 to $72,000 and Silver King brand boats, which range from 16 to 18 feet in length, and in retail price from $13,000 to $35,000. Sales are primarily concentrated on the eastern coast of the United States, with particular emphasis on Florida. The balance of the Company's sales are made in the gulf coast, great lakes and west coast regions of the United States and in foreign markets.

Development of Mako Marine International, Inc.

Mako Marine International, Inc. ("Mako" or the "Company") was incorporated in Florida in June 1994. Its principal executive offices are located at 4355 N.W. 128th Street, Miami, Florida 33054.

The Company commenced active operations in August 1994 when it acquired the boat manufacturing assets of Mako Marine, Inc. ("Old Mako") from an affiliate. Old Mako began producing fiberglass boats for serious sportsfishermen in 1967. However, from 1989 until it ceased operations in 1994, Old Mako experienced severe negative cash flows and substantial losses as a result of a significant downturn in the motorized pleasure boat industry shortly after it completed a program of expansion.

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

During August 1995, the Company completed an initial public offering (the "IPO") in which it issued and sold 1,725,000 units each consisting of one share of the Company's $.01 par value common stock (the "Common Stock") and one redeemable
Common Stock purchase warrant with an exercise price of $4.00 per share ("Warrant"). The Company received net proceeds of $5,307,423, including net proceeds of $389,700 from the exercise of an over-allotment option.

The Company's initial strategy was to take advantage of what it perceived as the early stages of a recovery within the boating industry. To accomplish this objective the Company, through a new management team, sought to improve its relationship with dealers, expand its dealer network, and institute operating efficiencies in the manufacturing process. The Company believes that initially, it was successful in improving dealer relations and restoring dealer confidence in Mako products; however, the Company has not achieved similar success in reducing its excessive manufacturing costs and selling, general and administrative expenses have increased significantly. Accordingly, the Company suffered a net loss of $4.04 and $2.95 million in fiscal 1997 and 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Financial Statements."

Tracker Transaction

On January 16, 1997, the Company sold to Tracker Marine, L.P., a Missouri limited partnership ("Tracker") 6,400,000 newly issued shares of Common Stock (the "Mako Shares") for a purchase price consisting of cash in the amount of $4,140,000 and assets relating to the manufacture and distribution of saltwater boats (the "Tracker Transaction"). The Mako Shares, together with Tracker's contemporaneous purchase of 930,000 shares of Common Stock from CAVC (the "CAVC Shares") resulted in Tracker's acquisition of a total of 7,330,000 shares of Common Stock, representing approximately 80.9% of the then outstanding shares of Common Stock.

Mako Products

The Company's product lines are principally center console models and, to a lesser extent, walkaround cabin models. Its commercial division manufactures and sells various patrol and other boats for federal, state and local as well as foreign governmental use. For the year ended June 28, 1997, center console models accounted for approximately 81% of the units sold.

Center Console. The Company's center console series, on which the Mako reputation among serious sportfishermen was built, consists of models ranging from 17 to 33 feet in length. In an attempt to improve manufacturing efficiencies, the Company has reduced the number of center console models from 12 to seven.

Mako's center console models have a two-piece hull, featuring an integral stringer system and deck with built-in storage, livewells and fishboxes, which provides a large cockpit area. The Mako center console boats, with their large capacity fuel tank, allow anglers to reach remote fishing areas.

Walkaround Cabin. The Company recognizes that many consumers generally use their boats for cruising, diving and enjoying the water with family and friends. For these enthusiasts, the Company manufactures walkaround cabin models, ranging from 22 to 29 feet in length, each of which provides 360 degree access to the boat, the comfort of a cabin area and, in most models, a stand-up head compartment. The comforts offered by the walkaround cabin models include a V-bunk, galley, a dinette table and storage areas which make these boats suitable for overnight trips. In addition, the walkaround cabin models offer cockpit space suitable for fishermen and divers. In an attempt to improve manufacturing efficiencies, the Company has reduced the number of walkaround cabin models from four to three.

Professional Flats Boats. Mako professional flats boat models have been discontinued for fiscal 1998.

Commercial and Governmental Products

The Company has reinvigorated its Commercial Products Division, which markets Mako patrol and other boats to federal, state and local as well as foreign governments and commercial entities. In many cases, the Company works with a government agency to design a customized boat suitable to such customer's specific needs. During fiscal year 1997, the Company continued its on-going relationship with a foreign government involving the production and sale of patrol boats.

Seacraft Products

The Company currently manufactures three center console boats under the Seacraft brand name, ranging in length from 21 to 25 feet. Seacraft brand boats are being marketed as premier custom boats for serious sportfishermen.

Silver King Products

Silver King's flats boats currently consist of four models which offer the protected shallow water angler a shallow draft fishing platform. Flats boats can come equipped with poling platforms that enable the users to maneuver the boats in very shallow water. To meet the angler's needs, these models offer stable, soft, dry riding hulls with built-in livewells, release wells and storage compartments.

Marketing, Sales and Distribution

For the year ended June 28, 1997, approximately 55% of the Company's sales were made in Florida and 25% were distributed geographically on the eastern seaboard from Maine to Georgia.

Domestic sales of the Company's boats are made through a network of independent dealers throughout the United States. These dealers are not exclusive to the Company and carry the boats of other companies, including some which may be competitive with the Company's products. The territories served by any particular dealer are usually exclusive to that dealer and in an effort to protect the interests of existing dealers, the Company uses discretion in locating new dealers. No single domestic dealer accounted for more than ten percent of the Company's sales during fiscal year 1997. Management does not believe that the loss of any particular dealer would have a materially adverse effect on the Company's business.

Most boats are pre-sold to a dealer before entering the production line. Although a sales order can be canceled prior to the start of construction, it is uncommon for a dealer to do so. The Company generally has been able to sell to another dealer any boat for which an order has been canceled. Historically, cancellations have not had a material effect on the Company.

In most cases, boats are sold to dealers under "floor plan" financing arrangements through one of two third-party financing companies, or on a cash-on-delivery basis. The floor plan financing arrangements provide financing to dealers to buy inventory at wholesale prices from the Company and resell such inventory at retail prices. Each floor plan arrangement allows the Company to request the respective lender to finance the sale of inventory by the Company to a dealer, subject to the dealer having an approved credit line with the lender. If the lender should foreclose on any inventory because a dealer fails to repay financing provided by the lender, the Company is obligated to repurchase such inventory from the lender at a price equal to the amount then due and owing on the financing instrument. If the Company accepts for return from a dealer any inventory subject to a financing instrument, whether or not any substitution is made for such returned inventory, the Company must reimburse the lender for the original amount of the invoice on which financing was given. During fiscal years 1997 and 1996, returns were insignificant.

The marine industry is highly seasonal, with retail sales strongest in the months of February through July. The Company's business is also affected by weather patterns. Unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season, particularly in the Northeast. The Company manages the level and timing of sales to dealers by the use of a variety of programs and incentives.

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

The Company believes that it must actively assist dealers in the growth of their dealerships to further solidify their relationships. The Company has training programs both for company personnel and dealer sales representatives to enhance sales to customers.

Many Mako boat owners belong to one of the approximately 20 Mako boat owners' clubs around the United States and Europe. Most clubs host monthly meetings, invite speakers and educate members on marine safety and other boating-related topics. Clubs also hold fishing tournaments, barbecues and weekend excursions. The Company maintains a consumer service department to answer questions and to advise consumers about the use of its products. An independent company has been retained to conduct customer satisfaction surveys with dealers and retail purchasers.

Advertising

Advertising consists of space in printed media, such as boating magazines, and point-of-sale product literature, as well as annual participation in approximately 20 large boat shows nationwide. The marketing of boats to retail customers is the direct responsibility of the dealer whose efforts are supplemented by the Company through advertising in boating magazines and participation in regional, national, and international boat shows. The Company promotes its boats not only for fishing, but for family recreational use capable of a broad variety of uses. Additionally, the Company's advertisements stress the high resale value of its boats. In connection with the Tracker Transaction, the Company acquired the exclusive right for a period of five years to advertise its saltwater boat products in a catalog published by an affiliate of Tracker aimed toward serious sportsfishermen.

Design, Engineering and Development

The Company's design, engineering and development activities are conducted by a small experienced staff and are closely linked to the process of marketing the Company's products. Consistent with the Company's strategy, during the 1997 fiscal year, the Company improved existing models in response to the perceived needs and demands of consumers, as ascertained through the Mako Partners Program.

Manufacturing

The manufacturing process for the hulls, liners and decks consists primarily of the "laying-up" by hand of resins and high quality fiberglass materials in molds designed and in many cases constructed by the Company's engineering and tooling department. Decks and liners are bonded to the hulls using bonding agents, screws, and fiberglass to achieve strong, unified construction. The Company manufactures some metal parts used in the construction of its boats. The Company does not manufacture the engines used on its boats.

In connection with its "Post-Acquisition Analysis" (as hereinafter defined), Tracker concluded, among other things, that the Company's principal facility located in Miami, Florida (the "Principal Facility") is inefficient in terms of layout and work force proficiency, is occupied by the Company at a rental believed to be above market rates and will require replacement of significant amounts of obsolete machinery and equipment. Retooling in connection with the 1998 model will also be required for the Company to be able to effectively compete by introducing new boat models for the Miami and other boat shows scheduled during the first quarter of calendar 1998. Thus, while the manufacturing capacity at the Principal Facility is sufficient to accommodate its current and anticipated future needs, it is not believed that such capacity can be achieved under current conditions in an efficient manner. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Overview" and "Liquidity and Capital Resources."

Recreational power boats must be certified by the manufacturer to meet the United States Coast Guard specifications. In addition, safety is subject to federal regulation under the Boat Safety Act of 1971, as amended (the "Boat Safety Act"), pursuant to which boat manufacturers may be required to recall products for replacement of parts or components that have demonstrated defects affecting safety. The Company has never had to conduct a product recall under the Boat Safety Act. The Company also requires its boats to meet the industry standard set by the National Marine Manufacturers Association Certification Program, which is broader than the United States Coast Guard specifications.

Product Warranty and Product Liability

The Company warrants its products against defects in material and workmanship for periods of one to twelve years. Pursuant to the warranties such products can be returned to the Company, its dealers or authorized service centers for repair. Engines included on the boats are warranted by the engine manufacturer.

While the Company endeavors to sell safe products, the possibility exists that someone may claim personal injury or environmental damage resulting from use of products purchased from the Company. Product liability awards have not had a material impact on the Company and to the Company's knowledge did not have a material impact on Old Mako. While the Company maintains third-party product liability insurance which it believes to be adequate, there can be no assurance that the Company will not experience legal claims in excess of its insurance coverage or claims which are ultimately not covered by such insurance.
Furthermore, if any significant claims are brought against the Company, the Company's business might be adversely affected by the related negative publicity.

Suppliers

The Company uses a variety of raw materials in the manufacture of its boats. Resin, fiberglass, foam and gelcoat are available from a limited number of suppliers at competitive prices. Certain of the Company's raw materials are purchased from single suppliers, but such materials are readily available from other suppliers at competitive prices.

The Company entered into an agreement with the Mercury Marine Division of Brunswick Corporation ("Brunswick") under which the Company was required to purchase a substantial portion of its marine engine requirements. The agreement was amended as of January 16, 1997 to provide for a revised pricing formula for the engines purchased by the Company thereunder and the elimination of any minimum purchase requirements. The revised pricing formula will result in a lower cost to the Company for its acquisition of engines, which is a major component of the Company's products. The agreement, as amended, expires on December 31, 2008. At June 28, 1997, the Company was indebted to Brunswick in the amount of approximately $653,000, which debt is collateralized by a security interest in certain of the Company's patents and trademarks. The loan is repayable, in part, from rebates on the purchase of engines under the agreement. The agreement also provides to Brunswick a right of first offer in connection with the proposed sale of substantially all of the Company's assets or the sale of 50% or more of any class of voting securities to a person or entity engaged in the marine industry, which first offer was declined with respect to the Tracker Transaction.

Competition

The segment of the marine industry in which the Company operates is highly competitive. Competition is based on product quality, innovation, price and customer service. The Company's competitors vary according to product line. Among the Company's competitors are several major manufacturers of boats for fishing and family use. These competitors are well-established, have reputations for success in the development and sales of products, and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. In view of the current financial condition of the Company and the inefficiencies associated with its manufacturing facility, it is not likely that the Company will be able to compete successfully unless the Company is able to obtain significant capital funding. Manufacturers that compete directly with the Company's Mako and Seacraft brand products include Pursuit, Grady White, Boston Whaler (owned by Brunswick), Contender, Proline (owned by American Marine Holdings), Hydrasport (owned by OMC), Regulator, Angler and Dusky. Manufacturers that compete with Company's Silver King brand products include Maverick, Hewes and Action Craft.

Patents

The Company believes that its patents and the Mako, Silver King and Seacraft trademarks are valuable assets, as they are identified with and are important to the sale of its products. The Company's trademarks are registered with the United States Patent and Trademark office and in a number of foreign countries. Substantially all of the Company's assets, including its patents and trademarks, are pledged to secure indebtedness. If the Company defaults on its indebtedness and one or more of the Company's creditors foreclose upon its security interest in the Company's assets, in particular its patents and trademarks, such loss would have a material and adverse effect on the Company's business and operations.

Environmental

The Company's operations are subject to numerous federal, state and local laws and regulations relating to the environment and health, safety and other regulatory matters. Certain materials used in boat manufacturing, such as resin and various cleaning solvents, are classified by federal and state governments as "hazardous material." Control of these substances is regulated by the United States Environmental Protection Agency (the "EPA") and state environmental protection agencies which require reports and inspect facilities to monitor compliance. In addition, under "CERCLA" any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean up, remediation and response costs required at such site in the event that the site is not properly closed by the owner or operator, irrespective of the amount of waste sent to the site. The Company believes that it has obtained all material permits and that its facilities and operations are in substantial compliance with all material applicable environmental laws and regulations. Nevertheless, future events, such as changes in or modified interpretations of existing laws or regulations or enforcement policies may give rise to additional compliance costs that could have a material adverse effect on the Company.

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

In connection with its due diligence review conducted in connection with the Tracker Transaction, certain potential environmental issues related to the property upon which the Principal Facility is located (the "Property") were discovered and additional testing and analysis was undertaken to determine the extent of such contamination and whether or not such contamination arises from on-site or off-site sources. By amendatory letter agreement dated January 16, 1997 among the Company, CAVC and Tracker, the parties agreed that CAVC would deposit in escrow the sum of $1,310,000 to secure CAVC's obligations with respect to any cleanup and other remedial costs and expenses resulting from those environmental issues ("Remedial Costs"). Under the terms of such amendatory letter agreement, the Company is obligated to pay the first $100,000 of Remedial Costs. Thereafter, such costs are paid in consecutive increments of $200,000 and $50,000 by CAVC and the Company, respectively, until the Remedial Costs reach $1,710,000. As a result of the foregoing, the Company is responsible for payments of up to $400,000 with respect to the first $1,710,000 of Remedial Costs, and for such amounts, if any, in excess of $1,710,000. Additional reports received from the environmental engineers during the third quarter of fiscal year 1997 appear to confirm management's previously disclosed preliminary belief that a majority of the potential contamination on, in or under the Property comes from off-site sources, and that the Company will not incur material losses as a result of its limited obligation with respect to the Remedial Costs. Discussions have been held with the Florida Department of Environmental Resources and Management ("DERM") to determine what, if any, remedial action is appropriate. Representatives of DERM have informally indicated that based upon the facts presented to them, DERM does not intend to require any remedial action on the part of the Company. Based primarily upon this indication from DERM, the Company has released from escrow the sum of $1,000,000.

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

Item 2. PROPERTY

The Company's 10 acre, 220,000 square foot manufacturing facility located in Miami, Florida is leased under a triple net lease (the "Lease") which expires on July 31, 2001, from Robert Schwebke, the founder of Old Mako. The Company pays an annual aggregate base rental of $542,400 and real estate taxes associated with the property. The Lease also grants the Company two seven-year renewal options. Based primarily on the due diligence review performed by Tracker in connection with the Tracker Transaction, the Company believes that the rental payable under the Lease is above current prevailing market rates. Accordingly, on January 16, 1997, the Company entered into an amendment of the Lease to provide for (i) an option on the part of the Company to terminate the Lease on January 16, 1999 upon the giving of appropriate notice of the exercise of such option and the payment of a lease termination fee in the amount of $330,000, and
(ii) a one-year option on the part of the Company to purchase the property at a purchase price of $5.0 million. The Lease is subordinate to two separate mortgages in the aggregate amount of approximately $1.6 million. Payments by the Company under the Lease approximate payments required for debt service and real estate taxes. Both before and after the acquisition of the assets of Old Mako, there have been, and continue to be, defaults relating primarily to payment of real estate taxes under the mortgages. The holder of the first mortgage had agreed to forbear from exercising its remedies (including foreclosure) until February, 1997, which forbearance has not been reinstated. The holder of the second mortgage for which the last payment is owed in June 2000, has not waived past defaults consisting primarily of the failure to pay Old Mako's real estate taxes. The Company believes that (i) it is not likely that either mortgage holder would institute foreclosure proceedings on the Principal Facility unless additional defaults by the landlord should occur and, (ii) if foreclosure proceedings were commenced, the Company could either acquire the Principal

Facility or find suitable alternative premises to house its facility on terms at least as favorable as those contained in the Lease. However, an unplanned relocation to new premises caused by foreclosure proceedings would likely cause significant production delays at a substantial expense.

As part of the consideration to Mako in connection with the Tracker Transaction, Tracker assigned to the Company its ground lease of real property located in Punta Gorda, Florida together with its boat manufacturing facility situated thereon (the "Punta Gorda Facility"). Such ground lease provides for monthly rental payments of $2,675. Because of its physical size, the Punta Gorda Facility is not suitable to serve as the principal manufacturing facility of the Company. While its role was initially thought to be that of a backup facility to handle special or overflow situations, the Company has determined the cost of maintaining the Punta Gorda Facility is not warranted in light of such limited use. Accordingly, all of the machinery and other assets formerly located at the Punta Gorda Facility have been moved to the Principal Facility, and the Company's interest in the Punta Gorda Facility is currently being offered for sale to third parties. The Company does not expect to incur a material loss in connection with the sale of its Punta Gorda Facility.

Item 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in several lawsuits involving the operations of Old Mako. On or about September 14, 1994, an action was commenced in St. Lucie County, Florida seeking recovery of $209,541.31 for legal services performed on behalf of Old Mako plus costs and prejudgment interest. The amended complaint initially served on the Company seeks the successor liability of the Company for the debt and an avoidance of the transfer of assets from Old Mako to the Company, alleging an assumption of the debts of Old Mako by Company due to a mere continuation of Old Mako or by a de facto merger and the fraudulent transfer of assets of Old Mako to the Company. A second amended complaint filed on or about October 30, 1996 and a third amended complaint filed on or about April 17, 1997 restate essentially the same claims against the Company. Litigation is in the discovery stage.

On or about December 8, 1994, an action was commenced in Dade County, Florida seeking recovery of the sum of $166,603.63 plus interest and costs. The complaint alleged that the Company wrongfully and intentionally exercised dominion and control, and diverted to its own use, the raw materials sold to Old Mako and subject to plaintiff's security interest. The Company filed a motion to dismiss the complaint, and the complaint was dismissed. An amended complaint was filed and the Company has filed a motion to dismiss the amended complaint. The amended complaint alleges essentially the same claims against the Company as the original complaint. The Court has not yet ruled on the motion to dismiss which has been pending since July 1995. Litigation is in the discovery stage.

On or about August 2, 1995, an amended impleader complaint was filed in Dade County, Florida seeking an aggregated recovery of foreign judgments "in excess" of $400,000, attorney fees and costs ("First Suit"). At the same time an independent action was also filed in Dade County, Florida with a virtually identical complaint ("Second Suit"). It is expected that these lawsuits will be consolidated or the Second Suit dismissed. Both the First Suit complaint and the Second Suit complaint allege that the manner in which the Company acquired the assets of Old Mako resulted in a de facto merger or in a fraudulent transfer by Old Mako. The plaintiffs alternatively seek to avoid the transfer of the assets of Old Mako to the Company or the successor liability of the Company for the plaintiffs' foreign judgments against Old Mako. The Company has filed a motion for summary judgment in the First Suit asserting that no de facto merger occurred and that the assets were rightfully transferred. The Court entered summary judgment in favor of the Company with respect to the de facto merger liability claim, and deferred ruling upon the fraudulent transfer claims until a future hearing. Litigation is in the discovery stage. There has been no significant activity regarding this matter since September 1996.

In June 1996, the Company was named as a defendant in a suit alleging that the Company breached a sales representation agreement between the plaintiffs and Old Mako which was expressly or impliedly assumed by the Company. The complaint seeks relief of $501,800. The Company filed a motion for summary judgment in April 1997, which was denied by the Court in July 1997. Litigation is in the discovery stage.

In July 1996, an action was commenced in Palm Beach County, Florida against the Company seeking an unspecified amount in damages. The plaintiff alleges that the Company breached the 1996 model year dealer agreement by appointing another dealer within its territory, the appointment of a new dealer in its territory tortiously interfered with its business relationship with its customers and the new dealer and the Company conspired to tortiously interfere with its business relationship with its customers and to unfairly compete. In addition, the plaintiff seeks declaratory judgment that the Florida Deceptive and Unfair Trade Practices Act was violated by the appointment of a new dealer in its territory. A first amended complaint filed in September 1996 restates essentially the same allegations. Litigation is in the discovery stage.

The Company has denied liability in all of the aforementioned actions and believes that they are defensible. CAVC has agreed to indemnify the Company for any losses and expenses in excess of $150,000 arising out of claims against the Company for liabilities of Old Mako that were not assumed in August 1994, except legal fees and expenses incurred in the lawsuits described in items the first two paragraphs of this Section. CAVC acknowledges that the lawsuits described in the first three paragraphs of this section are within the scope of the indemnity and the Company has no reason to believe that CAVC will not fulfill its obligations under such indemnity. While there can be no assurance as to the ultimate outcome of these actions, the Company believes that such actions will not have a material adverse effect on the Company's financial position or operations.

Additionally, in August, 1997, a purported class action lawsuit was commenced in the United States District Court, Southern District of Florida against the Company and other defendants seeking an injunction to prevent the merger of TRACKAQ, Inc. ("Merging Company"), a wholly-owned subsidiary of Tracker, with and into the Company pursuant to a Plan of Merger under which Tracker would acquire for cash the entire equity interest of the Company (the "Merger Transaction"). Alternatively, the plaintiff seeks to rescind the Merger Transaction if consummated or an accounting and damages due to the consummated Merger Transaction. The plaintiff class generally alleges that the defendants have violated fiduciary obligations owed to the plaintiff class in pursuing the Merger Transaction. Service of summons and complaint is in process. Tracker, Merging Company and the Company believe that this action is without merit and have filed a motion to dismiss the action for, among other things, plaintiff's failure to state a cause of action.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until January 2, 1997, the Company's Common Stock and Warrants were quoted and traded on the NASDAQ SmallCap Market under the symbols "MAKO" and "MAKOW", respectively. Since January 2, 1997 the Company's Common Stock and Warrants have been traded on the NASDAQ Bulletin Board. The following table sets forth the high and low closing sale prices for the Company's Common Stock and Warrants for each of the four quarters of the fiscal years 1996 and 1997:

Fiscal Year 1996                                      High              Low

     Common Stock
           First Quarter.............................$4.500            $4.000
           Second Quarter............................ 4.500             3.125
           Third Quarter............................. 4.375             3.000
           Fourth Quarter............................ 5.000             3.625

     Warrants
           First Quarter.............................$1.375            $0.750
           Second Quarter............................ 1.125             0.625
           Third Quarter............................. 1.188             0.625
           Fourth Quarter............................ 1.125             0.625

Fiscal Year 1997                                      High              Low

     Common Stock
           First Quarter.............................$ 4.625           $ 2.375
           Second Quarter............................  3.750             2.375
           Third Quarter.............................  3.250             1.375
           Fourth Quarter............................  2.225             1.500

     Warrants
           First Quarter.............................$ 1.188           $ 0.500
           Second Quarter............................  1.266             0.625
           Third Quarter.............................  1.013             0.375
           Fourth Quarter............................  0.438             0.250

These quotations reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

As of the close of business on September 24, 1997, there were approximately 40 registered holders of record of the Company's Common Stock, and 22 holders of record of the Warrants.

The Company has not declared a cash dividend on its Common Stock subsequent to the IPO. In view of its financial condition, the Company does not anticipate that any dividends will be declared on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Item 6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Overview

On January 16, 1997, the Company sold to Tracker 6,400,000 newly issued Mako Shares for a purchase price consisting of cash in the amount of $4,140,000 and assets relating to the manufacture of saltwater boats, including Tracker's manufacturing facility located in Punta Gorda, Florida, its "Seacraft" and "Silver King" brands of saltwater fishing boats and the exclusive right over a five-year period to advertise at preferred rates the Company's saltwater boat products in a catalog published by an affiliate of Tracker that distributes annually more than 40 million catalogs worldwide. The Mako Shares, together with Tracker's contemporaneous purchase of 930,000 shares from CAVC resulted in Tracker's acquisition of a total of 7,330,000 shares of Common Stock, representing approximately 80.9% of the then (and currently) outstanding shares of Common Stock.

For tax and business reasons, Tracker required, as a condition of effecting the Tracker Transaction, that it acquire not less than an 80% equity interest in the Company and that Tracker have the ability to retain such equity interest to the extent its percentage equity interest in the Company was reduced as a result of the issuance of shares pursuant to the publicly-traded Warrants or other warrants or options to acquire shares of Common Stock which were outstanding on the closing date (collectively, the "Derivative Securities"). Accordingly, the agreement providing for the Tracker Transaction (the "Stock Purchase Agreement") provides, among other things, that in addition to the Mako Shares acquired by Tracker pursuant to the Stock Purchase Agreement, during the period beginning on the Closing Date (January 16, 1997) and ending 90 business days following the exercise, redemption or expiration of the Warrants, the Company will issue to Tracker (i) 1,800,000 shares, if the market price of the Common Stock is $5.00 or more during a period of ten consecutive trading days, (ii) an additional 1,800,000 shares, if the price of the Mako Common Stock is $6.00 or more during a period of ten consecutive trading days, and (iii) an additional 3,629,000 shares, if the market price of the Common Stock is $7.00 or more during a period of ten consecutive trading days. The expiration date of the Warrants is August 23, 2000. The Stock Purchase Agreement also provides Tracker with an option to acquire additional shares of Common Stock at $1.50 per share. The option is designed to permit Tracker to maintain an 80% interest in the Company to the extent that Derivative Securities are exercised in the future. There are currently outstanding Derivative Securities to purchase 3,622,900 shares of Common Stock, which expire at varying dates through 2001.

Because of the magnitude of the loss sustained by the Company for the quarter ended March 29, 1997 and the impact of such loss on the Company's cash position, Tracker began a review and analysis of the Company's business operations and prospects for fiscal years 1998, 1999 and beyond (the "Post- Acquisition Analysis"). Based upon this Post-Acquisition Analysis, Tracker concluded that significant additional funding of the Company's operations would be required in order for the Company to achieve reasonable levels of profitability within a three to five year time frame. With the assistance of its financial and legal advisors, Tracker concluded that the Merger Transaction, whereby Tracker would acquire the entire equity interest of the Company for a fair cash consideration to the holders of the Company's Common Stock (other than Tracker or its affiliates), Warrants and other Derivative Securities (collectively, the "Publicly-Held Securities"), was in the best interest of the Company and all of the shareholders of the Company. The proposed Merger Transaction was publicly announced on August 8, 1997 and a Schedule 13E-3 relating to the proposed Merger Transaction was filed with the Securities Exchange Commission on September 8, 1997.

The proposed Merger Transaction will become effective upon the filing of Articles of Merger with the Florida Department of State, which is expected to occur approximately (but not less than) 30 days following the mailing of the Transaction Statement to the holders of the Publicly-Held Securities, subject to the outcome of certain recently commenced litigation seeking, among other things, to enjoin the consummation of the proposed Merger Transaction. Upon consummation of the proposed Merger Transaction, Mako will become a wholly-owned subsidiary of Tracker.

On August 12, 1997, Richard Bogen, on behalf of himself and purportedly on behalf of all other shareholders of the Company as of August 12, 1997, filed suit in the United States District Court, Southern District of Florida, against Tracker, Merging Company (a wholly-owned subsidiary of Tracker formed for the purpose of effecting the proposed Merger Transaction), the Company and each of the directors of the Company seeking, among other things, to enjoin the consummation of the proposed Merger Transaction and to obtain money damages. Although still in the early stages of litigation, the Company believes the suit to be without merit and, together with Tracker and Merging Company, has filed a motion to dismiss this lawsuit.

The Company continued to incur substantial losses and to operate on a negative cash flow basis during the months of July and August, 1997. Moreover, the Company believes that it will continue to generate a negative cash flow throughout fiscal 1998 and it is expected that substantial infusions of working capital will be required during fiscal 1998. In view of its current financial condition, the Company believes that it is unlikely that the Company will be able to obtain such working capital from traditional third party sources and that the logical and perhaps only source of such funding will be Tracker. However, Tracker has indicated to the Company and has stated in the Schedule 13E-3 referred to above that it currently has no intention of providing such funding so long as there remained outstanding any of the Publicly-Held Securities.

The report of the Company's independent auditors on the Company's financial statements for fiscal 1997 contains an explanatory paragraph expressing the substantial concern of such auditors about the Company's ability to continue as a going concern.

If the Company is unable to obtain additional funding for its operations, substantial curtailment or suspension of certain of the Company's operations will be required. The Company believes that such curtailment and/or suspension would have a material impact upon the ability of the Company to compete in the marketplace, thereby negatively and materially impacting its current low sales levels. In such event, it is likely that the Company would continue to incur losses and generate negative cash flow from operations for the foreseeable future, and as a result thereof, the Company's ability to continue as a going concern would be in doubt.

Results of Operations

The following table is included solely for use in comparative analysis of the results of operations and to facilitate Management's Discussion and Analysis. See Note 3 to Notes to Financial Statements.

                                                  Old Basis                    New Basis              Combined
                                             January 30, 1996 to           January 17, 1997          Year Ended
                                              January 16, 1997             to June 28, 1997         June 28, 1997

Net Sales                                          $ 9,767,501             $ 9,293,410           $ 19,060,911

Cost of Sales                                        9,121,285               8,623,935             17,745,220
                                                   -----------             -----------            -----------

        Gross Profit                                   646,216                 669,475              1,315,691

Selling, General and
  Administrative Expenses                            2,882,054               2,104,123              4,986,177
                                                   -----------             -----------            -----------

        Loss from Operations:                      (2,235,838)             (1,434,648)            (3,670,486)
                                                   -----------             -----------            -----------

Other Income (Expense):
  Interest Income                                            -                  51,791                 51,791
  Interest Expense                                   (205,427)               (107,846)              (313,273)
  Other, net                                          (91,165)                (14,867)              (106,032)
                                                    ----------             -----------            -----------
        Total Other Income (Expense)                 (296,592)                (70,922)              (367,514)
                                                    ----------             -----------            -----------

        Net Loss                                 $ (2,532,430)           $ (1,505,570)          $ (4,038,000)
                                                 =============           =============          =============

Year ended June 28, 1997 compared with the year ended June 29, 1996

Net Sales

Net sales were $19,060,911 and $19,141,970 for fiscal years ended 1997 and 1996, respectively, representing a slight decrease of $81,059 or .4%. This sales decrease is attributable to (i) industry wide slower retail sales and (ii) manufacturing delays in producing two new models early in the fiscal year (a 25 foot center console which replaced an older model and a 33 foot center console) offset by the additional $727,939 sales of Seacraft and Silver King brand boats. Sales discounts and allowances have been reclassified from selling, general and administrative expenses to net sales (the "Reclassification"). Net sales are reported net of sales discounts and allowances. Accordingly, net sales reported for fiscal 1997 and 1996 do not include sales discounts and allowances of $1,047,173 and $721,361, respectively.

Cost of Products Sold and Gross Profit

Gross profit was $1,315,691 (6.9% of net sales) and $1,324,303 (6.9% of net sales) for the fiscal years 1997 and 1996, respectively, representing a slight increase of $8,612 or $.7%. The Company's inadequate gross profit margin is a result of excessive costs of products sold in relation to net sales. Cost of products sold, which were $17,745,220 in fiscal 1997 as compared to $17,817,667 in fiscal 1996, continued to be abnormally high. The Company's manufacturing cost structure is comprised of relatively high fixed costs as a result of Old Mako's 1989 expansion of its manufacturing capacity. The most significant components of the Company's embedded fixed costs include depreciation expense of molds and equipment, rent, real estate taxes, property insurance and maintenance expense. Production was not sufficient to fully absorb these fixed costs. Labor inefficiencies (due in part to the unavailability of certain components and parts during the winter months) continue to have an adverse effect on gross margin. Also, the Company experienced inefficiencies from the start-up of the Seacraft and Silver King lines.

Included in the cost of goods sold for fiscal 1997 was the effect of the reduced engine costs of approximately $270,000 as a result of an amendment to the Company's Engine Supply Contract with its principal supplier of outboard engines to provide for, among other things, a revised pricing formula.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 28, 1997, increased $1,122,835 (or 29.1%) to $4,986,177 from $3,863,342 for the corresponding period of the prior year, which amounts include the effect of the Reclassification. The increase is a result of: (i) increased advertising expenditures of $290,000 (due in part to Seacraft and Silver King) in the year ended June 28, 1997 compared to the year ended June 29, 1996; (ii) higher selling and administrative salaries of approximately $60,000; (iii) approximately $285,000 in increased warranty costs and reserve; (iv) increased professional fees amounting to approximately $235,000 primarily associated with the Tracker Transaction; (v) amortization of goodwill associated with the Tracker Transaction amounting to approximately $70,000 (vi) increased charge to allowance for bad debts and returns of approximately $75,000 and (vii) increases in miscellaneous costs of approximately $110,000. The amount of goodwill amortization for fiscal 1997 is based upon management's estimate of the recoverability of the carrying value of the goodwill based upon management's projection of results of operations and cash flow on a going concern basis assuming the proposed Merger Transaction will be completed and that Tracker will provide the funding required for the Company's operations. As required by generally accepted accounting principles, the Company will continue such evaluation on a periodic basis. If the Company shall determine that no source of funding is available or that the Company will not otherwise be able to recover the carrying value of the goodwill, an impairment loss, which could be equal to all or substantially all of the then current carrying value of the goodwill, would be recognized in that period. See Note 1 to Notes to Financial Statements.

Other Income and Expenses

Other net expenses decreased to $106,032 for the fiscal year 1997 from $173,057 for the fiscal year 1996. Other expenses incurred during fiscal 1997 consisted primarily of a $100,000 charge to environmental expenses related to the testing and analysis performed by the Company in connection with the Tracker
Transaction. Other expenses for fiscal 1996 consisted primarily of the amortization of $165,054 of certain bridge loan costs.

Income Taxes

At June 28, 1997, the Company had a net operating loss carryforward of approximately $9,530,000 to offset future taxable income. Due to the ownership changes resulting from the IPO and the Tracker Transaction, the amount of net operating loss carryforwards which may be utilized in any one year, is limited to approximately $800,000.

Liquidity and Capital Resources

The following table is included solely for use in comparative analysis of the liquidity and capital resources and to facilitate Management's Discussion and Analysis. See Note 3 to Notes to Financial Statements.

                                                         Old Basis               New Basis            Combined
                                                    January 30, 1996 to      January 17, 1997        Year Ended
                                                     January 16, 1997        to June 28, 1997       June 28, 1997
Operating Activities
  Net Loss                                              $ (2,532,430)           $ (1,505,570)       $ (4,038,000)
  Adjustments to reconcile net loss to
    net cash used in operating activities
        Depreciation                                          382,613                 413,278             795,891
        Amortization of excess of cost over
          value of net assets acquired                             --                  69,589              69,589
        Provision for doubtful accounts                        61,000                  52,000             113,000
        Compensation cost - stock options
          granted                                                  --                  63,600              63,600
        Changes in operating assets and liabilities:
          Decrease (increase) in accounts
            receivable                                      1,019,918               (772,198)             247,720
          Decrease (increase) in
            inventories                                       142,355               (748,237)           (605,882)
          Decrease (increase) in prepaids
            and other assets                                (196,632)                  62,434           (134,198)
          Increase in accounts payable,
            accrued expenses and accrued
            interest payable                                1,043,702                 179,167           1,222,869
                                                           ----------              ----------           ---------
               Net cash used in
                  operating activities                       (79,474)             (2,185,937)         (2,265,411)
                                                           ----------            ------------         -----------

Investing Activities:
        Purchase of property and equipment                  (125,809)                (80,674)           (206,483)
                                                            ---------              ----------         -----------

Financing Activities:
        Proceeds from borrowings                                   --                      --
        Principal payments on debt and
          indemnities                                       (320,098)               (160,200)           (480,298)
        Issuance of common stock                                   --               4,140,000           4,140,000
        Increase in due to affiliate                               --                  45,987              45,987
                                                            ---------              ----------           ---------
               Net cash provided by
                 financing activities                       (320,098)               4,025,787           3,705,689
                                                          -----------             -----------          ----------

               Net increase (decrease) in
                 cash and cash equivalents                  (525,381)               1,759,176           1,233,795

Cash and Cash Equivalents,
        beginning of period                                   530,123                   4,742             530,123
                                                           ----------             -----------          ----------



Cash and Cash Equivalents,
        end of period                                       $   4,742             $ 1,763,918          $1,763,918
                                                            =========             ===========          ==========

Supplemental Disclosure of Cash
        Flow Information:
          Interest paid                                    $  167,028              $  296,286          $  463,314
                                                           ==========              ==========          ==========

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

On January 16, 1997, the Company sold the Mako Shares to Tracker for a purchase price consisting of cash, in the amount of $4,140,000 and certain assets of Tracker relating to the manufacture and sale of saltwater boats. Reference is made to the "Overview" section above for a more complete description of the Tracker Transaction.

During the year ended June 28, 1997, the Company used $2,265,411 for operating activities, $206,483 for investing activities, and was provided net cash of $3,705,689 from financing activities.

The cash used by operating activities resulted from the Company's net loss of $4,038,000, and an increase in inventories and prepaid assets (such as insurance and boat show costs) of $605,882 and $134,198, respectively. Cash was provided by an increase in accounts payable and accrued expenses of $1,222,869, a decrease in accounts receivable of $247,720 and an increase in the allowance for doubtful accounts of $113,000, and non-cash expenses for depreciation, amortization, and a provision associated with the issuance of stock options to non-employees amounting to $795,891, $69,589 and $63,600, respectively.

The cash used by financing activities resulted from the purchase of property and equipment approximating $206,000.

The cash provided by financing activities from the Tracker Transaction resulted from an issuance of Common Stock with cash received of $4,140,000 and an increase in a due to affiliate of $45,987. Uses of cash included principal payment on debt and indemnities totaling $480,298.

As indicated above, it is expected that the Company, which continued to incur substantial losses and to operate on a negative cash flow basis during fiscal 1997, will continue to generate negative operating cash flow throughout 1998. Further, the Company believes that unless it is able to obtain additional funding of its operations, substantial curtailment or suspension of certain of the Company's operations will be required. See "Overview" and Note 2 to the Financial Statements.

Tracker, which owns approximately 80.9 percent of the outstanding Common Stock, intends to effect the proposed Merger Transaction whereby Tracker would acquire the entire equity interest of the Company for a fair cash consideration to the holders of the Publicly-Held Securities, whereupon the Company would become a wholly-owned subsidiary of Tracker. Tracker has indicated to the Company (and in the Schedule 13E-3 referred to above) that Tracker would be unwilling to provide such funding so long as any of the Publicly-Held Securities remain outstanding.

Inflation

Although the effects on the Company cannot be accurately determined, the Company does not believe that inflation has had a material impact on the results of operations for the periods presented. The Company believes it has been able to minimize the effects of inflation by improving its purchasing efficiency, and to a lesser degree, increasing selling prices of its products.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted SFAS No. 121 in fiscal 1997 and, based on current circumstances, the Statement has not had a material impact on the financial condition, operations or cash flows of the Company.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS 123 allows companies to continue to account for their stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 but encourages the adoption of a new accounting method which requires the recognition of compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined for fiscal years beginning after December 15, 1995. Management continues to account for its stock option plans in accordance with APB Opinion No. 25 and provides supplemental disclosures as required by SFAS No. 123. See note 11.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. SFAS No. 128 will not have an impact on the Company's reported loss per share.

Item 7.    FINANCIAL STATEMENTS

See the financial statements and supplementary data listed in the accompanying Index to the Financial Statements on Page F-1 herein.


Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

In January 1997, the Company engaged Arthur Andersen LLP as its new independent accountant, replacing BDO Seidman, LLP (the "Former Accountant") which Former Accountant had served as the Company's independent accountant. The decision to change accountants was unanimously approved by the Board of Directors of the Company.

The Report of the Former Accountant on the financial statements of the Company for fiscal year 1996 stated that in view of the recurring losses suffered by the Company and its negative cash flow from operations, substantial doubt existed as to the Company's ability to continue as a going concern. There were no disagreements with the Former Accountant, whether or not resolved, on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its Report.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The following table sets forth certain information concerning the directors and executive officers of the Company:

     Name                           Age                     Position

Kenneth Burroughs                   41               Chief Executive Officer,
                                                     Chairman of the Board and
                                                     Director

Richard N. Reyenger                 49               President

Stephen W. Smith                    50               Vice-President and Chief
                                                     Financial Officer

Joe C. Greene                       61               Secretary and Director

Douglas W. Baena                    55               Director

Bruce Foerster                      56               Director

Susie Henry                         46               Director

Joseph J. Messina                   42               Director

Larry Mueller                       50               Director

         Kenneth Burroughs has served as a director of the Company since the Tracker Transaction was consummated in January 1997. Mr. Burroughs was appointed president, chief executive officer and chairman of the board in March 1997. Mr. Burroughs resigned as president in May 1997. Since August 1994, Mr. Burroughs has served as president of JLM, the sole general partner of Tracker. For more than five years prior thereto, he was president of Skeeter Products, Inc., a Kilgore, Texas company engaged in the manufacture and sale of freshwater fishing boats. Mr. Burroughs also serves as a director of the National Association of Boat Manufacturers.

         Richard N. Reyenger has served as president of the Company since May 1997. Prior thereto, Mr. Reyenger served as vice president of sales for Outboard Marine Corporation since 1994. Between 1991 and 1994 Mr. Reyenger served as senior vice president of sales and marketing for Boston Whaler. For more than 12 years prior thereto, Mr. Reyenger served in various general management positions with Outboard Marine Corporation. Mr. Reyenger serves on the board of directors of the National Association of Boat Manufacturers.

         Stephen W. Smith has served as vice president and chief financial officer of the Company since March 1997. Since July 1994, Mr. Smith has served as vice president - finance (chief financial officer) of Tracker. From September 1992 to July 1994, Mr. Smith served as the controller of Tracker.

         Joe C. Greene has served as a director of the Company since the Tracker Transaction was consummated in January 1997. Mr. Greene is the Managing Partner of Greene & Curtis, L.L.P, a Missouri limited liability partnership, and has been engaged in the practice of law in Springfield, Missouri for more than 30 years. He is also the general counsel of Bass Pro, L.P. and Tracker. Mr. Greene is also a director of O'Reilly Automotive, Inc. (engaged in the auto parts sales business), the president and a director of the Missouri Sports Hall of Fame, a director of Commerce Bank, NA, and the secretary and a director of BASSGEC Management Company.

         Douglas W. Baena has served as a director of the Company since the Company's inception in June 1994. Mr. Baena has previously served as chairman of the board and chief executive officer of the Company from its inception in June 1994 until March 1997 and its president from inception to January 1995 and from July 1996 to the March 1997. Prior to June 1994, Mr. Baena was a private investor. Mr Baena is the president, a director and significant shareholder of CAVC and the sole shareholder of CreditAmerica, Inc. ("CreditAmerica"), an equipment leasing and finance company.

         Bruce S. Foerster has served as a director of the Company since January 1996. Since January 1995, Mr. Foerster has been the president and chief executive officer of South Beach Capital Markets Advisory Corporation, a firm which he founded that provides corporate financial advisory and financial public relations services. Between June 1992 and December 1994, Mr. Foerster served as managing director, Equity Syndicate, for Lehman Brothers. For more than five years prior thereto, he was the managing director, Equity Transactions Group/Equity Syndicate, for PaineWebber Incorporated. Mr. Foerster also serves as a director and trustee of eight mutual funds of the Pilgrim America Group, a director of Aurora Capital, Inc. and governor-elect of the Philadelphia Stock Exchange.

         Susie Henry has served as a director of the Company since the Tracker Transaction was consummated in January 1997. Since December 1993, Ms. Henry has been the executive vice president of Bass Pro, L.P. and JLM. For more than five years prior thereto, she served as vice president of Bass Pro Shops, Inc., the predecessor of Bass Pro, L.P. Ms. Henry also serves on the board of directors of BASSGEC Management Company.

         Joseph J. Messina has served as a director of the Company since the Company's inception in June 1994. Mr. Messina previously served as the Company's president and chief operating officer from January 1995 to June 1996. Between April 1978 and January 1992 Mr. Messina was employed by Vendor Funding Co., Inc., an equipment leasing company. Since January 1992, he has been employed by Ameristar Capital Corporation, an equipment leasing company which he owns. Mr. Messina is an officer, director and shareholder of CAVC.

         Larry Mueller has served as a director of the Company since the Tracker Transaction was consummated in January 1997. For more than the past five years, Mr. Mueller has been a private investor and the president of Springfield Credit, L.L.C., a Missouri limited liability company owned by him, which is engaged in the finance business. Mr. Mueller also serves on the boards of directors of Commerce Bank, N.A. and BASSGEC Management Company.

Item 10.  EXECUTIVE COMPENSATION

           The following table summarizes information concerning cash and non-cash compensation paid to or earned by the named executive officers for all services rendered in all capacities to the Company and its predecessors.

                                             SUMMARY COMPENSATION TABLE

                                                 Annual Compensation(1)
Name of Principal                                                                                      Other Annual
   Position                             Year         Salary            Bonus                           Compensation

Kenneth Burroughs(2)                     1997            -0-              -0-                               -0-
Chairman and Chief Executive             1996              -                -                                 -
  Officer                                1995              -                -                                 -

Douglas W. Baena(3)                      1997        127,500              -0-                            18,750(4)
                                         1996        170,000              -0-                               -0-
                                         1995         84,000              -0-                               -0-

------------------------

(1) In addition to $20,192 in salary paid to Mr. Reyenger, a total of $118,000 of other compensation has been accrued of which (i) $25,000 was paid in May 1997; (ii) $25,000 was paid in August 1997; (iii) $25,000 is payable in November 1997; and (iv) $43,000 is due and payable upon the relocation of Mr. Reyenger's personal residence to the Miami, Florida area.
(2) Mr. Burroughs, who was appointed Chairman and Chief Executive Officer in March 1997, receives no salary or other compensation from the Company.

(3) Mr. Baena resigned as Chairman of Board and Chief Executive Officer in March 1997.

(4) As a result of Mr. Baena's resignation as chairman and chief executive officer, he began receiving severance payments under the terms of his employment agreement. See below.

         Employment Contract with Named Executive Officer

         Douglas W. Baena was employed as the Company's chairman and chief executive officer until March 1997. Pursuant to his employment agreement dated January 1, 1995, and subsequently amended on June 28, 1995 and January 16, 1997

(the "Employment Agreement"), Mr. Baena was entitled to receive an annual salary of $170,000 and certain bonus compensation subject to specific performance goals being achieved. The Employment Agreement provides that in the event Mr. Baena's termination he is entitled to a severance payment in the amount of $75,000 payable upon in twelve equal consecutive monthly payments of $6,250. As indicated above, Mr. Baena's employment with the Company ceased in March 1997, and the severance payment installments commenced in April 1997. The Employment Agreement does not contain a non-compete provision, however, if Mr. Baena engages in any Competitive Activity (as defined in the Employment Agreement) he forgoes his right to receive the remainder of any unpaid portion of the severance payment that he would otherwise be entitled to receive.

Director Compensation.

         Under the Company's present director compensation plan, each non-employee director of the Company is entitled to receive $2,500 per quarter. Directors are also entitled to be reimbursed for expenses incurred by them in attending meetings of the Board of Directors and its committees.

         During fiscal year 1997, Mr. Foerster received $10,000 for his services as a director of the Company. In connection with Mr. Messina's resignation as the Company's president and chief operating officer in June 1996, Mr. Messina entered into a one-year consulting agreement with the Company, dated June 28, 1996, pursuant to which he received $50,000 during the fiscal year. Except for Mr. Foerster and Mr. Messina, no current director received any compensation for services rendered to the Company.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Certain Beneficial Owners and Management

         The following table provides information, as of September 4, 1997 with respect to (i) any person known to the Company to be the beneficial owner of five percent or more of the outstanding shares of the Company's Common Stock,
(ii) each Director and certain executive officers of the Company, and (iii) all Directors and executive officers as a group. For the purpose of computing the percentage of the shares of Common Stock owned by each person or group listed in this table, any shares not outstanding which are subject to options or warrants exercisable within 60 days have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Except as otherwise indicated below, the Company believes that each of the persons named below possesses sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                  Amount and Nature
                                    of Beneficial                 Percent of
Name and Address of              Ownership of Shares                 Class
 Beneficial Owner                  of Common Stock                Outstanding

Douglas W. Baena                    52,500(1)                          *
  70 Creek Road
  Wading River, NY  11792

Joseph J. Messina                   37,500(2)                          *
  44 Madison Avenue
  New York, NY 10017

Bruce S. Foerster                   15,000(3)                          *
  4045 Sheridan Avenue
  Suite 432
  Miami Beach, FL 33140

Kenneth Burroughs                       (4)                            *
  2845 South Oak Avenue
  Springfield, MO  65804

Susie Henry**                           (4)                            *
  2524 East Broadmoor
  Springfield, MO  65804

Larry Mueller**                         (4)                            *
  4237 East Serenade
  Springfield, MO  65809

Joe C. Greene                           (4)                            *
  1340 East Woodhurst
  Springfield, MO  65804

Stephen W. Smith                        (5)                            *
  3721 South Burge Avenue
  Springfield, MO  65807

Richard N. Reyenger (6)             35,000(7)                          *
  4355 N.W. 128th Street
  Miami, FL  33054

TRACKAQ, Inc.                       7,330,000(8)                     80.9%
  2500 East Kearney
  Springfield, MO 65803

All Directors and executive           140,000                         1.5%
  officers as a group (9 persons)




*        Less than one percent

** Susie Henry is the sister, and Larry Mueller is the brother-in-law, of John L. Morris. See note 8 below.

(1) Includes: 12,500 shares that may be purchased upon exercise of Public Warrants; 5,000 shares, of which 2,500 shares may be purchased upon exercise of Public Warrants held by Mr. Baena's former wife (as to which he disclaims beneficial ownership); and 20,000 shares, of which 10,000 shares may be purchased upon exercise of Public Warrants, held in trust for the benefit of Mr. Baena's children.

(2) Includes: 5,000 shares that may be purchased upon exercise of Public Warrants and 25,000 shares that may be purchased upon exercise of an option granted by the Company's Board of Directors.

(3) Consists of shares that may be purchased upon exercise of options granted under the Company's 1995 Stock Option Plan.

(4) Designated by Tracker pursuant to the stock purchase agreement between the Company and Tracker and appointed by the Company's Board of Directors effective upon the consummation of the Tracker Transaction. No shares of Common Stock are beneficially owned by any of the four Tracker designees.

(5) Mr. Smith, the Company's Vice President and Chief Financial Officer, owns beneficially no shares of Common Stock.

(6) Mr. Reyenger was appointed President effective May 27, 1997 (the "Commencement Date").

(7) Consists of shares that may be purchased upon the exercise of an option (the "Reyenger Option") granted by the Board at an option price of $2.125 per share (the closing price on the first trading day preceding the Commencement Date), which option is exercisable in whole and from time to time in part during the 60 month period commencing on the Commencement Date.

(8) All of these shares were acquired by Tracker pursuant to the acquisition of the Mako Shares and the CAVC Shares on January 16, 1997 and were contributed by Tracker to Merging Company (a Florida corporation and wholly owned subsidiary of Tracker) on August 7, 1997. Tracker is a Missouri limited partnership whose sole general partner is JLM Management Company ("JLM"), a privately-held Missouri corporation. Through his revocable trust, John L. Morris, of Springfield, Missouri, is the indirect beneficial owner of all of the outstanding capital stock of JLM. Accordingly, Mr. Morris, JLM and Tracker may also be considered the beneficial owners of these shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Douglas W. Baena and Joseph W. Messina, each of whom are current directors of the Company, have been directors of the Company since its inception and, through their interest in CAVC, control CAVC which was the principal shareholder of the Company until the consummation of the Tracker Transaction. The Company believes that Messrs. Baena and Messina own directly or indirectly 8.3% and 2.1%, respectively, of the stock of CAVC, and constitute all of the directors of CAVC. As a result of their equity interest in CAVC immediately prior to the sale of the CAVC Shares to Tracker, Messrs. Baena and Messina had an indirect beneficial interest in 200,400 shares and 51,166 shares, respectively, of the CAVC Shares.

         In February 1994, CAVC, which had recently been formed by a group of investors, including Douglas W. Baena and Joseph J. Messina (through his wholly-owned corporation), agreed to provide Mako Marine, Inc. ("Old Mako") with working capital advances, and, upon certain conditions, to acquire Old Mako's defaulted bank debt. Thereafter, CAVC acquired such defaulted debt by paying the bank $500,000 in cash and giving the bank its promissory note in the principal amount of $1.5 million. In August 1994, CAVC foreclosed on the defaulted bank debt and acquired substantially all of the boat manufacturing assets of Old Mako, consisting primarily of property and equipment, patents and trademarks, accounts and inventory. Concurrently therewith, CAVC agreed to indemnify Robert Schwebke, the founder of Old Mako, to the extent of approximately $816,400, against certain preacquisition tax liabilities of Old Mako. CAVC also assumed certain liabilities of Old Mako of approximately $1 million. CAVC then conveyed the acquired assets of Old Mako to the Company in exchange for (a) 930,000 shares of Common Stock, (b) $900,000 of purchase money debt from the Company (the "CAVC Debt"), (c) the assumption by the Company of CAVC's $1.5 million note payable to the bank, (d) the Company's assumption of CAVC's indemnity obligations to Robert Schwebke and (e) the Company's assumption of the certain of Old Mako's liabilities.

         As of June 28, 1997, the outstanding balance of the CAVC Debt was $900,000. The CAVC Debt bears interest at the rate of nine percent per annum and is payable in 24 monthly installments, commencing in November 1997. The obligation is secured by the Company's inventory, accounts receivable, property and equipment and intangibles and is partially subordinated to certain other indebtedness of the Company, including indebtedness to CreditAmerica, Inc., discussed below.

         From time to time, CreditAmerica, Inc. ("CreditAmerica"), an equipment leasing and finance company wholly-owned by Mr. Baena, has made revolving credit advances to the Company for working capital purposes. As of June 28, 1997, the outstanding principal balance owed by the Company to CreditAmerica was $385,906. This obligation bears interest at the rate of nine percent per annum and is collateralized by the Company's accounts receivable and inventories.

         Merging Company, a wholly owned subsidiary of Tracker, is the parent organization of the Company by virtue of its ownership of 80.9% of the Common Stock. Merging Company acquired its ownership interest from Tracker pursuant to a contribution agreement dated August 7, 1997. Tracker is a Missouri limited partnership whose sole general partner is JLM Management Company ("JLM"), a privately-held Missouri corporation. Through his revocable trust, John L. Morris, of Springfield, Missouri, is the indirect beneficial owner of all of the outstanding capital stock of JLM.

         As a condition to the closing of the Tracker Transaction, Tracker required that the employment agreement of certain officers of the Company, including Mr. Baena, be amended to provide for, among other things, the Company's right to terminate such employment agreements upon reasonable notice and severance pay. Mr. Baena's employment agreement was amended to provide for such termination upon the giving of at least 30 days prior written notice and, upon such termination, a severance pay of $75,000 payable in 12 monthly installments of $6,250 each. As previously announced, Mr. Baena's employment with the Company as its Chief Executive Officer was terminated and Mr. Baena is currently receiving severance pay in accordance with his employment agreement, as amended.

                                    PART III

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibits are submitted as a separate section of this Report immediately following the "Exhibit Index."

         (b)      Reports on Form 8-K

                  A report on Form 8-K/A was filed with the Commission dated March 17, 1997 further amending the Company's prior report on Form 8-K (dated January 30, 1997) and providing financial statements and related information.

                  A report on Form 8-K was filed with the Commission dated March 17, 1997 disclosing the appointment of Kenneth Burroughs as Chairman of the Board, President and Chief Executive Officer, Steven W. Smith as Vice President and Chief Financial Officer and Joe C. Greene as Secretary, effective March 17, 1997.

                         MAKO MARINE INTERNATIONAL, INC.


           FINANCIAL STATEMENTS AS OF JUNE 28, 1997 AND JUNE 29, 1996

                                  TOGETHER WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                         MAKO MARINE INTERNATIONAL, INC.


                                      INDEX

Index to Financial Statements                                    F-1


Report of Independent Certified Public Accountants               F-2


Financial Statements


     Balance Sheets                                              F-3


     Statements of Operations                                    F-5


     Statements of Stockholders' Equity                          F-6


     Statements of Cash Flows                                    F-7


     Notes to Financial Statements                               F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
   Mako Marine International, Inc.:

We have audited the accompanying balance sheet of Mako Marine International, Inc. as of June 28, 1997 and the related statements of operations, stockholders' equity and cash flows for the period from June 30, 1996 to January 16, 1997 and the period from January 17, 1997 to June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mako Marine International, Inc. as of and for the year ended June 29, 1996, were audited by other auditors whose report dated August 21, 1996, included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mako Marine International, Inc. as of June 28, 1997 and the results of its operations and its cash flows for the period from June 30, 1996 to January 16, 1997 and the period from January 17, 1997 to June 28, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Miami, Florida,
August 27, 1997.

                         MAKO MARINE INTERNATIONAL, INC.


                                 BALANCE SHEETS

                      AS OF JUNE 28, 1997 AND JUNE 29, 1996


                                                                                 New Basis               Old Basis

                                 ASSETS                                             1997                    1996
CURRENT ASSETS:

   Cash and cash equivalents                                                    $  1,763,918            $    530,123
   Accounts receivable, less allowance for doubtful
     accounts of $119,556 and $58,279, respectively                                1,038,437               1,253,163
   Inventories                                                                     3,752,181               2,277,995
   Prepaids and other assets                                                         415,691                 178,902
                                                                                ------------            ------------
           Total current assets                                                    6,970,227               4,240,183

EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED                                                             3,802,783                 -

PROPERTY AND EQUIPMENT, net                                                        4,270,155               3,064,115

OTHER ASSETS                                                                         534,596                 139,027
                                                                                ------------            ------------

           Total assets                                                         $ 15,577,761            $  7,443,325
                                                                                ============            ============

                                          MAKO MARINE INTERNATIONAL, INC.


                                                  BALANCE SHEETS

                                       AS OF JUNE 28, 1997 AND JUNE 29, 1996

                                                    (Continued)

                                                                                 New Basis               Old Basis

                  LIABILITIES AND STOCKHOLDERS' EQUITY                              1997                    1996
CURRENT LIABILITIES:

   Accounts payable                                                             $  2,311,259            $  2,256,428
   Accrued expenses                                                                1,740,010                 541,199
   Accrued interest payable                                                           33,695                 183,736
   Due to affiliate                                                                   45,987                  -
   Note payable - CreditAmerica, Inc.                                                300,906                 385,906
   Note payable - CreditAmerica Venture Capital, Inc.,                               300,000                  -
      current portion
   Indemnities - current portion                                                      88,647                  85,178
   Long-term debt - current portion                                                  409,386                 500,550
                                                                                ------------            ------------
          Total current liabilities                                                5,229,890               3,952,997
NOTE PAYABLE - CreditAmerica Venture Capital, Inc.,                                  600,000                 900,000
   net of current portion
INDEMNITIES, net of current portion                                                  138,495                 227,142
LONG-TERM DEBT, net of current portion                                             1,297,232               1,431,897
                                                                                ------------            ------------
          Total liabilities                                                        7,265,617               6,512,036
                                                                                ------------            ------------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
   Preferred stock, 2,000,000 shares authorized; none issued                           -                       -
   Common stock, $.01 par value, 15,000,000 shares
     authorized; 9,055,000 and 2,655,000 shares issued                                90,550                  26,550
     and outstanding, respectively
   Additional paid-in capital                                                      9,726,985               6,317,873
   Accumulated deficit                                                            (1,505,391)             (5,413,134)
                                                                                ------------            ------------
          Total stockholder's equity                                               8,312,144                 931,289
                                                                                ------------            ------------
          Total liabilities and stockholders' equity                            $ 15,577,761            $  7,443,325
                                                                                ============            ============



The accompanying notes to financial statements are an integral part of these balance sheets.

                         MAKO MARINE INTERNATIONAL, INC.


                            STATEMENTS OF OPERATIONS

            FOR THE PERIOD FROM JUNE 30, 1996 TO JANUARY 16, 1997 AND

            FOR THE PERIOD FROM JANUARY 17, 1997 TO JUNE 28, 1997 AND

                        FOR THE YEAR ENDED JUNE 29, 1996



                                                              Old Basis               New Basis               Old Basis
                                                            June 30, 1996            January 17,              Year Ended
                                                                 to                      1997               June 29, 1996
                                                             January 16,             to June 28,
                                                                1997                     1997

NET SALES                                                   $   9,767,501           $   9,293,410           $  19,141,970
COST OF SALES                                                   9,121,285               8,623,935              17,817,667
                                                            -------------           -------------           -------------
         Gross profit                                             646,216                 669,475               1,324,303

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                      2,882,054               2,104,123               3,863,342
                                                            -------------           -------------           -------------

         Loss from operations                                  (2,235,838)             (1,434,648)             (2,539,039)
                                                            -------------           -------------           -------------

OTHER INCOME (EXPENSE):
   Interest income                                                -                        51,791                  68,495
   Interest expense                                              (205,427)               (107,846)               (312,175)
   Other, net                                                     (91,165)                (14,867)               (173,056)
                                                            -------------           -------------           -------------
         Total other income (expense)                            (296,592)                (70,922)               (416,736)
                                                            -------------           -------------           -------------

         Net loss                                           $  (2,532,430)          $  (1,505,570)          $  (2,955,775)
                                                            =============           =============           =============

NET LOSS PER COMMON SHARE                                      $(0.93)                 $(0.17)                 $(1.19)
                                                               ======                  ======                  ======

WEIGHTED AVERAGE SHARES OF
                                                              2,724,049               9,055,000               2,484,662
                                                              =========               =========               =========
   COMMON STOCK OUTSTANDING

The accompanying notes to financial statements are an integral part of these statements.

                         MAKO MARINE INTERNATIONAL, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE PERIOD FROM JULY 1, 1995 TO JUNE 28, 1997


                                                                            Additional
                                                Common Stock                Paid-in            Accumulated
                                          Shares           Amount            Capital               Deficit              Total

BALANCE, July 1, 1995                      930,000          $9,300           $1,027,700           $(2,457,359)        $(1,420,359)
Net proceeds from
initial public offering                  1,725,000          17,250            5,290,173                      -           5,307,423
Net loss, year ended
   June 29, 1996                                 -               -                    -            (2,955,775)         (2,955,775)

BALANCE, June 29, 1996                   2,655,000          26,550            6,317,873            (5,413,134)             931,289
(old basis)

Net loss, period ended
January 16, 1997                                 -               -                    -            (2,532,430)         (2,532,430)
                                         ---------          ------            ---------            -----------         -----------
BALANCE, January 16, 1997
(old basis)                              2,655,000          26,550            6,317,873            (7,945,564)         (1,601,141)

   Compensation cost -
     Stock options granted                       -               -               63,600                      -              63,600
   Effect of acquisition by
     Tracker Marine, L.P.                6,400,000          64,000            3,345,512              7,945,743          11,355,255
   Net loss, period ended
     June 28, 1997                               -               -                    -            (1,505,570)         (1,505,570)
                                         ---------         -------           ----------           -----------          ----------
BALANCE, June 28, 1997                   9,055,000         $90,550           $9,726,985           $(1,505,391)          $8,312,144
   (new basis)                           =========         =======           ==========           ===========           ==========


The accompanying notes to financial statements are an integral part of these statements.

                         MAKO MARINE INTERNATIONAL, INC.


                            STATEMENTS OF CASH FLOWS

              FOR THE PERIOD JUNE 30, 1996 TO JANUARY 16, 1997 AND

              FOR THE PERIOD JANUARY 17, 1997 TO JUNE 28, 1997 AND

                        FOR THE YEAR ENDED JUNE 29, 1996


                                                                     Old Basis             New Basis               Old Basis
                                                                 June 30, 1996 to       January 17, 1997           Year Ended
                                                                 January 16, 1997       to June 28, 1997         June 29, 1996
OPERATING ACTIVITIES:
   Net loss                                                         $  (2,532,430)        $   (1,505,570)         $(2,955,775)
   Adjustments to reconcile net loss to net cash
     used in operating activities-
       Depreciation                                                       382,613                413,278               562,359
       Amortization of deferred loan cost                                 -                      -                     164,054
       Amortization of excess of cost over
         value of net assets acquired                                     -                       69,589                36,000
       Provision for doubtful accounts                                     61,000                 52,000                     -
       Compensation cost - stock options granted                          -                       63,600                     -
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                     1,019,918               (772,198)            (634,514)
         Decrease (increase) in inventories                               142,355               (748,237)            (505,517)
         Decrease (increase) in prepaids and
           other assets                                                  (196,632)                62,434               262,676
         Increase in accounts payable, accrued
           expenses and accrued interest payable                        1,043,702                179,167               592,798
                                                                    -------------         --------------           -----------
              Net cash used in operating activities                       (79,474)            (2,185,937)          (2,477,919)
                                                                    -------------         --------------           ----------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (125,809)               (80,674)            (645,117)
                                                                    -------------         --------------             --------

FINANCING ACTIVITIES:
   Proceeds from borrowings                                               -                      -                     280,000
   Principal payments on debt and indemnities                            (320,098)              (160,200)          (2,226,225)
   Issuance of common stock                                               -                    4,140,000             5,307,423
   Increase in due to affiliate                                           -                       45,987                     -
   Decrease in restricted cash                                            -                      -                     200,000
                                                                    -------------         --------------               -------
              Net cash provided by
                financing activities                                     (320,098)             4,025,787             3,561,198
                                                                    --------------        --------------             ---------





 Net increase (decrease) in cash
   and cash equivalents                                                  (525,381)             1,759,176               438,162

CASH AND CASH EQUIVALENTS,
   beginning of period                                                    530,123                  4,742                91,961
                                                                    -------------         --------------             ---------

CASH AND CASH EQUIVALENTS, end of period                            $       4,742         $    1,763,918              $530,123
                                                                    =============         ==============              ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
     Interest paid                                                  $     167,028         $      296,286              $270,000
                                                                    =============         ==============              ========

The accompanying notes to financial statements are an integral part of these statements.

                         MAKO MARINE INTERNATIONAL, INC.


                          NOTES TO FINANCIAL STATEMENTS

                         JUNE 28, 1997 AND JUNE 29, 1996



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

On August 2, 1994, Mako Marine International, Inc., a Florida corporation (the "Company") acquired the boat manufacturing assets of Mako Marine, Inc. ("Old Mako") and assumed and incurred certain liabilities and indemnities from CreditAmerica Venture Capital, Inc. ("CAVC"), an affiliate of Old Mako, in a transaction accounted for as a purchase.

On January 16, 1997, Tracker Marine, L.P., a Missouri limited partnership ("Tracker"), acquired 930,000 shares of the Company's $.01 par value common stock (the "Mako Common Stock") from CAVC (the "CAVC Shares"), which shares then constituted 35% of the outstanding Mako Common Stock.

On January 16, 1997, the Company sold to Tracker 6,400,000 newly issued shares (the "Mako Shares") of Mako Common Stock for a purchase price consisting of cash in the amount of $4,140,000 and assets relating to the manufacture of saltwater boats (the "Tracker Transaction").

Mako Marine International, Inc. is engaged in the manufacture and sale of offshore fishing and pleasure boats under the brand names "Mako," "Seacraft" and "Silver King." Sales are concentrated on the eastern coast of the United States, with a particular emphasis on Florida. The balance of the Company's sales are made in the Gulf Coast, Great Lakes Regions, West Coast and foreign markets.

     Basis of Presentation

The Company has chosen the Saturday closest to June 30 as its year-end.

     Cash and Cash Equivalents

The Company considers all highly liquid investments with purchase maturities of three months or less to be cash equivalents. Interest-bearing cash balances as of June 28, 1997 and June 29, 1996 were $1,761,918 and $526,105, respectively.

     Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out ("FIFO") method.

     Excess of Cost Over Fair Value of Net Assets Acquired

The excess of cost over fair value of net assets acquired ("goodwill") is being amortized on a straight line basis over 30 years. Amortization expense was $69,589 for the period from January 17, 1997 to June 28, 1997.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted the provisions of SFAS No. 121 in fiscal 1997. Accordingly, Mako management will evaluate the recoverability of the carrying value of goodwill on a periodic basis. Management will evaluate the results of operations and the cash flows from operations when assessing the recoverability of the carrying value of goodwill. Accordingly, when events or circumstances indicate that the recoverability of the goodwill could be impaired, management will prepare estimates and projections of the cash flows to be produced by operations. If the sum of the expected future undiscounted cash flows from operations is less than the carrying value of the goodwill, an impairment loss will be recognized in that period. The impairment loss recognized will be the goodwill over the discounted anticipated future operations cash flows. Adoption of SFAS No. 121 did not impact the Company's results of operations or its financial position.

     Property and Equipment, net

Property and equipment is stated on the cost basis. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets.

     Revenue Recognition

Revenue from the sale of boats is recognized upon shipment.

     Net Loss per Common Share

Loss per common share and common share equivalent is computed on the basis of the weighted average number of common shares outstanding less preferred stock dividends. As the Company is currently in a loss position, the effect of convertible preferred stock and stock options are not considered in computing loss per common share as the effect would be anti-dilutive.

     Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted rates that will be in effect when the differences are expected to reverse. (See Note 8).

     Warranty Reserves

The Company furnishes warranties on its manufactured products for periods ranging from one to twelve years and provides for warranty related expenses and accruals as a percentage of net sales based on historical experience. Accrued expenses in the accompanying balance sheets includes $500,000 and $240,000 of accrued warranty expense at June 28, 1997 and June 29, 1996, respectively.

     Advertising

Advertising expenses are charged to operations during the year in which they are incurred. Advertising expenses for the period from June 30, 1996 to January 16, 1997 was $331,900, for the period from January 17, 1997 to June 28, 1997 was $993,100 and for the year ended June 29, 1996 was $1,036,000.

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

     Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" requires companies to disclose the fair value of financial instruments. Management believes that the carrying values of its financial instruments approximates their fair values and any differences which may exist between the carrying values and fair values are not material.

     Stock-Based Compensation

Beginning in fiscal 1997, the Company implemented the provisions of SFAS 123 "Accounting for Stock-Based Compensation" in accounting for stock-based transactions with nonemployees and, accordingly, records compensation expense in the statement of operations for such transactions. The Company continues to apply the provisions of Accounting Principal Board ("APB") Opinion No. 25 for transactions with employees, as permitted by SFAS 123.

     New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. Due to the reported net losses, SFAS No. 128 would have no impact on the Company's reported loss per share for the years ended June 28, 1997 and June 29, 1996.

2.   GOING CONCERN AND MANAGEMENT'S PLANS

The Company's financial statements as of and for the period ended June 28, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained net losses of $2,532,430 for the period from June 30, 1996 to January 16, 1997, $1,505,570 for the period from January 17, 1997 to June 28, 1997 and $2,955,775 for the year ended June 29, 1996, and negative cash flows from operations of $79,474 for the period from June 30, 1996 to January 16, 1997, $2,185,937 for the period from January 17, 1997 to June 28, 1997 and $2,477,919 for the year ended June 29, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes the potential risk associated with continued losses and continued negative cash flows from operations.

Although management has implemented certain actions designed to increase operating cash flow (such as, for example, the achievement of reduced engine costs from its principal vendor), the magnitude of the losses incurred during fiscal years 1997 and 1996, the resulting operational cash flow deficiencies and the expected continuation thereof raise substantial doubt as to the Company's ability to generate sufficient cash from operations and fund its operational cash requirements for fiscal 1998.

It is expected that Mako will continue to generate negative cash flows from operations throughout fiscal 1998, and that substantial infusions of working capital will be required during fiscal 1998. In view of its current financial condition, it is unlikely that the Company will be able to obtain such working capital from traditional third party sources. The logical and perhaps only source for such funding will be Tracker.

Tracker has indicated that it currently has no intention of providing such funding to the Company so long as there remain outstanding shares of Mako Common Stock held by persons or entities other than Tracker and warrants and options to purchase shares of Mako Common Stock. Tracker has announced a merger transaction with the Company pursuant to which Tracker would acquire the entire equity interest in the Company not already owned by Tracker (the "Merger Transaction"). Upon completion of the Merger Transaction, the Company would become a wholly owned subsidiary of Tracker.

If the proposed Merger Transaction is successfully consummated, management believes that Tracker possess the means to implement improvements needed to return the Company to profitability within a reasonable time-frame. If the proposed Merger Transaction is not consummated, the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.   STOCKHOLDERS' EQUITY

On January 16, 1997, Tracker acquired control of the Company through its purchase of 930,000 shares of Mako Common Stock from CAVC for a net purchase price of $1,310,000 in cash and the payment of certain obligations of the Company amounting to $550,000. As a result of this purchase, Tracker became the owner of 35% of the then outstanding shares of Mako. Tracker then acquired the 6,400,000 newly issued Mako Shares. As a result of the purchase of these shares, Tracker acquired an additional 45.9% of the outstanding shares of the Company. Upon acquisition of the newly issued Mako Shares, Tracker obtained ownership control of 80.9% of the outstanding shares of the Company. The purchase price for the Mako Shares was approximately $7,640,000, which consisted of the contribution to the Company of cash in the amount of $4,140,000, the contribution of assets relating to the manufacture of saltwater boats, and the satisfaction of certain of the Company's payables in the amount of $550,000. The total value ascribed to the assets was $2,194,000. Included in the assets contributed by Tracker were its Punta Gorda, Florida, manufacturing facility and the equipment and other physical property used therein for the manufacture of saltwater fishing boats. Also included in the assets contributed to Mako were Tracker's "SeaCraft" and "Silver King" brand names and Tracker's exclusive rights over a five-year period to advertise off-shore boats in a catalog published by an affiliate of Tracker. The Tracker Transaction was accounted for as a purchase. The total purchase of $8,194,000 has been pushed down and allocated to the assets and liabilities of the Company based upon the fair values on the date of the Tracker Transaction. As a result of the Tracker Transaction, a new basis of accounting has been established. The allocation of the purchase price as of January 17, 1997 is as follows:

Current assets                                 $     7,980,539
Property, plant and equipment                        5,100,781
Other assets                                               960
Goodwill                                             3,872,371
Current liabilities                                 (4,871,812)
Noncurrent liabilities                              (2,328,850)

All manufacturing activities have been consolidated in the Company's Miami, Florida facility. Accordingly, the carrying value of the Punta Gorda, Florida facility of $496,861 is included in other assets in the accompanying balance sheet as of June 28, 1997 as such facilities are no longer used in operations and are being held for sale.

Under the terms of the Agreement pursuant to which the Company sold the Mako Shares to Tracker (the "Stock Purchase Agreement"), the Company is required to issue to Tracker additional shares of Mako Common Stock if, at any time prior to the expiration of the ninetieth day following August 23, 2000, the market price of the Mako Common Stock reaches certain levels during a period of ten consecutive trading days.

Also, the Stock Purchase Agreement provides for an option (the "Anti-Dilution Option") on the part of Tracker to acquire additional shares of Mako Common Stock at $1.50 per share, if and to the extent that options and warrants to acquire shares of Mako Common Stock, which were outstanding on the closing date of the sale of the Mako Shares to Tracker, are exercised in the future.

The following unaudited pro forma information presents a summary of operations as if the Tracker Transaction had occurred on July 1, 1995:

                                               For the Year Ended

                                           June 28, 1997    June 29, 1996
                                           -------------    -------------
Net sales                                    $20,059,778    $ 10,285,943
Net loss                                     $(4,595,635)   $(2,669,033)

Loss per share                                    $(0.84)        $(0.29)


The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as amortization of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the Tracker Transaction occurred on July 1, 1995.

On August 23, 1995, the Company successfully completed its Initial Public Offering ("IPO") for 1,725,000 units (consisting of one share of common stock and one stock warrant) which generated net proceeds of $5,307,423, net of expenses of $1,592,577.

4.   INVENTORIES

As of June 28, 1997 and June 29, 1996 inventories by major classification are as follows:

                                      1997                     1996
                                      ----                     ----

Finished products                $     389,078            $    607,986
Work-in-process                      1,177,233                 560,973
Raw materials and supplies           2,185,870               1,109,036
                                 $   3,752,181            $  2,277,995
                                 =============            ============

5.   PROPERTY AND EQUIPMENT, net

As of June 28, 1997 and June 29, 1996, property and equipment by major classification is as follows:

                                        Useful Life
                                          in Years               1997                      1996
                                          --------               ----                      ----

Leasehold improvements                       5              $      19,509             $      -
Furniture and fixtures                       5                    290,828                   264,606
Machinery and equipment                      5                    896,980                   732,085
Molds                                       5-7                 3,722,095                 3,055,669
Vehicles and trailers                        5                     94,455                    48,214
                                                            -------------             -------------
                                                                5,023,867                 4,100,574
Less- Accumulated depreciation                                    753,712                 1,036,459
                                                            -------------             -------------
                                                            $   4,270,155             $   3,064,115
                                                            =============             =============


6.   DEBT

The Company's $900,000 note payable to CAVC bears interest at an annual rate of 9% and is payable in 24 equal monthly installments, commencing November 1997. The obligation is collateralized by accounts receivable, inventory, property and equipment and intangibles and is partially subordinate to the note payable to CreditAmerica, Inc., note payable to bank and to supplier discussed below.

The note payable to CreditAmerica, Inc. (an entity controlled by an individual who was an officer of the Company and a stockholder of CAVC) amounting to $300,906 bears interest at an annual rate of 9% and is payable on demand. Accrued interest is due on demand. The obligation is collateralized by accounts receivable and inventories.

As of June 28, 1997 and June 29, 1996, long-term debt consists of the following:

                                                  1997                 1996
                                                  ----                 ----

Note payable to bank bearing interest
    at 9%                                    $ 1,053,090            $1,315,744
Non-interest bearing note payable to
    supplier, interest imputed at 9.5%           653,528               616,703
                                             -----------            ----------
                                               1,706,618             1,932,447
Less- Current portion                            409,386               500,550
                                             -----------            ----------
                                             $ 1,297,232            $1,431,897
                                             ===========            ==========


The note payable to bank is payable in quarterly installments of $93,413 consisting of principal and interest with a balloon payment due in June 1999. The note is collateralized by substantially all assets, and is partially subordinated to the note payable to Credit America, Inc. and partially subordinated to the note payable to CAVC.

The noninterest bearing note payable to supplier is payable from rebates on purchases of marine engines from the supplier through 2008 or by a combination of rebates and cash payments through 2008 in the event that certain minimum engine purchase requirements are not met. The note is collateralized by the marine engine inventory and patents and trademarks.

As of June 28, 1997, maturities of long-term debt are as follows:

       Year Ending

          1998                  $    409,386
          1999                       455,726
          2000                       580,094
          2001                       130,706
          2002                       130,706
                                ------------
                                $  1,706,618


7.   INDEMNITIES

In connection with the acquisition of substantially all of the business assets of Old Mako by the Company and the Company's assumption of certain liabilities as discussed in Note 1, the Company indemnified the former principal stockholder of Old Mako against a Small Business Administration ("SBA") loan in the amount of $387,488 and certain payroll tax liabilities limited to $342,759. The SBA loan bears interest at an annual rate of 4% and is payable in monthly installments of $8,010 including interest through November 1999. The payroll tax liability was paid during the year ended June 29, 1996. The balance due on the indemnity was $227,142 and $312,320 at June 28, 1997 and June 29, 1996,
respectively.

8.   INCOME TAXES

As of June 28, 1997 and June 29, 1996, the tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                    1997                  1996
                                                    ----                  ----

Allowance for doubtful accounts               $      45,000       $      22,000
Inventory reserves                                   75,000                   -
Accrued expenses                                    156,000              30,000
Prepaid expenses                                   (156,000)                  -
                                              -------------            --------
         Current deferred tax asset, net            120,000              52,000
                                              -------------            --------

Net operating loss carryforwards                  3,585,000           2,155,000
Stock options                                        24,000                   -
Warranty reserves                                   188,000              90,000
Depreciation                                       (313,000)          (272,000)
Goodwill                                            (27,000)                 -
                                              -------------            --------
         Noncurrent deferred tax asset, net       3,457,000           1,973,000
                                              -------------           ---------

Valuation allowance                              (3,577,000)         (2,025,000)
                                              -------------          ----------

         Net deferred taxes                   $      -               $        -
                                              =============          ==========

At June 28, 1997, the Company has net tax operating loss carryforwards of approximately $9,530,000 to offset future taxable income. The net operating loss carryforwards will expire as follows:

    Fiscal Year Ending

           2010                 $ 2,500,000
           2011                   3,300,000
           2012                   3,730,000


Under Section 382 of the Internal Revenue Code, ownership changes caused by the IPO and the Tracker Stock Purchase, limit the utilization of net operating loss carryforwards originating prior to the Tracker Stock Purchase. The amount of net operating loss carryforwards which may be utilized in any one year, is limited to approximately $800,000 plus the carryforward of any unused net operating loss limitations from prior years.

9.   COMMITMENTS AND CONTINGENCIES

The Company leases its plant and office facilities from the former principal stockholder of Old Mako under an operating lease, requiring monthly payments aggregating $542,400 annually and taxes associated with the property. The lease, which expires in July 2001, provides for two seven-year renewal options. Rental expense under the operating lease aggregated $328,800 for the period from June 30, 1996 to January 16, 1997, $278,200 for the period from January 17, 1997 to June 28, 1997 and $578,000, for the year ended June 29, 1996.

The Company sells its boats to independent dealers who typically finance the purchases through "floor plan" financing arrangements with lenders. In connection with the floor plan financing with certain dealers, the Company guarantees directly to lenders that they will repurchase boats with unencumbered titles which are in unused condition if the dealer defaults on its obligation to repay the loan. As of June 28, 1997, the Company was contingently liable for approximately $5,700,000 under the terms of these agreements. During the years ended June 28, 1997 and June 29, 1996, returns were insignificant. The Company pays certain floor plan fees as part of this arrangement. Floor plan fees totaled $306,000 for the period from June 30, 1996 to January 16, 1997, $65,000 for the period from January 17 to June 28, 1997 and $246,000 for the year ended June 29, 1996.

The Company has been named as a defendant in several lawsuits involving the operations of Old Mako. They are as follows: (i) On or about September 14, 1994, an action was commenced in St. Lucie County, Florida seeking recovery of $209,541 for legal services performed on behalf of Old Mako, plus costs and prejudgment interest. The amended complaint initially served on the Company seeks the successor liability of the Company for the debt and an avoidance of the transfer of assets from Old Mako to the Company. A second amended complaint filed on or about October 30, 1996 and a third amended complaint filed on or about April 17, 1997 restate essentially the same claims against the Company. The litigation is in the discovery stage. (ii) On or about December 8, 1994, an action was commenced in Dade County, Florida seeking recovery of the sum of $166,603, plus interest and costs. The Complaint alleged that the Company wrongfully and intentionally exercised dominion and control, and diverted to its own use, the raw materials sold to Old Mako and subject to plaintiff's security interest. The Company filed a motion to dismiss the complaint, and the complaint was dismissed. An amended complaint was filed and the Company has filed a motion to dismiss the amended complaint. The amended complaint alleges essentially the same claims against the Company as the initial complaint. The Court has not yet ruled on the motion to dismiss which has been pending since July 1995. Litigation is in the discovery stage. (iii) On or about August 2, 1995, an amended impleader complaint was filed in Dade County, Florida, seeking an aggregated recovery of foreign judgments "in excess" of $400,000, attorney fees and costs ("First Suit"). At the same time an independent action was also filed in Dade County, Florida, with a virtually identical complaint ("Second Suit"). It is expected that these lawsuits will be consolidated or the Second Suit dismissed. The six count complaints allege that the manner in which the Company acquired the assets of Old Mako resulted in a de facto merger or in a fraudulent transfer by Old Mako. The plaintiffs alternatively seek to void the transfer of the assets of Old Mako to the Company or the successor liability of the Company for the plaintiffs' foreign judgments against Old Mako. The Company has filed a motion for summary judgment in the First Suit asserting that no de facto merger occurred and that the assets were rightfully transferred. The Court entered summary judgment in favor of the Company with respect to the de facto merger liability claim, and deferred ruling upon the fraudulent transfer claims until a future hearing. Litigation is in the discovery stage. No significant activity has taken place since September 1996. (iv) In June 1996, the Company was named as a defendant in a suit alleging that the Company breached a sales representation agreement between the plaintiffs and Old Mako which was expressly or impliedly assumed by the Company. The complaint seeks relief of $501,800. The Company filed a motion for summary judgment in April 1997 which was denied by the Court in July 1997. Litigation is in the discovery stage. The Company has denied liability in all of the aforementioned actions and believes that they are defensible. CAVC has agreed to indemnify the Company for any losses and expenses in excess of $150,000 arising out of claims against the Company for liabilities of Old Mako that were not assumed in August 1994, except legal fees and expenses incurred in the lawsuits described in items (i) and (ii) above. CAVC acknowledges that the lawsuits described in (i) , (ii) and (iii) above are within the scope of the indemnity and the Company has no reason to believe the CAVC will not fulfill its obligations under such indemnity. While there can be no assurance as to the ultimate outcome of these actions, the Company believes that such actions will not have a material adverse effect on the Company's financial position or operations.

In July 1996, an action was commenced in Palm Beach County, Florida against the Company seeking an unspecified amount in damages. The Plaintiff alleges that the Company breached the 1996 model year dealer agreement by appointing another dealer within its territory, seeks declaratory judgment that the Florida Deceptive and Unfair Trade Practices Act was violated by the appointment of a new dealer in its territory, that the appointment of a new dealer in its territory interfered with its business relationship with its customers, and that the new dealer and Mako conspired to tortiuously interfere with its business relationship with its customers and to unfairly compete. A first amended complaint filed in September 1996 restates essentially the same allegations. Litigation is in the discovery stage.

In August 1997, a purported  class  action  lawsuit was  commenced in the United
States District Court, Southern District of Florida against the Company and other defendants seeking an injunction to prevent the Merger Transaction. Alternatively, the plaintiff seeks to rescind the transaction if consummated, or an accounting and damages due to the Merger Transaction. The Plaintiff class generally alleges that the defendants have violated fiduciary obligations owed to the plaintiff class in pursuing the Merger Transaction. The Company and certain other defendants in this lawsuit have filed a Motion to Dismiss for, among other things, the failure to state a cause of action

On May 27, 1997, the Company entered into an employment agreement with its President. The agreement expires three years from the date of the agreement. Pursuant to the employment agreement, the President is entitled to receive a salary totaling $175,000 annually. In addition, the President is entitled to receive an annual performance bonus of up to 60% of his base salary annually. Pursuant to this employment agreement, the Company granted its President a five year option (the "Additional Option") to acquire up to 35,000 shares of Mako Common Stock at an option price of $2.125 per share (being equal to the value of the Mako Common Stock at the close of business on the day preceding the grant).

10.  WARRANTS AND STOCK OPTION PLANS

     Warrants and Options Issued to Nonemployees

In connection with the Company's IPO, 1,725,000 redeemable common stock purchase warrants were issued to the public. Each warrant entitles the holder to purchase one share of common stock for $4.00 per share during the four-year period commencing August 23, 1996. Additionally, 1,375,000 redeemable common stock purchase warrants were issued to certain persons upon exchange of warrants received in connection with prior financing. These warrants are exercisable at $4.00 per share commencing on August 23, 1996. With the IPO underwriter's prior consent, the Company may redeem the foregoing warrants at a price of $.01 per warrant, at any time once they become exercisable upon not less than 30 days prior written notice if the last sale price of the Common Stock has been at least 175% of the exercise price of the warrants on 20 of the 30 consecutive trading days ending on the third day prior to the date on which the notice is given.

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

In connection with the acquisition of the Company, warrants to purchase 70,000 shares of the Company's common stock were issued to a bank. The warrants are exercisable at prices ranging from $.43 to $.71 per share over the period commencing August 31, 1997 and ending six months after the Company has satisfied all requirements of the $1,500,000 note payable to the bank.

In connection with the Tracker Transaction, the Company issued the Anti-Dilution option to Tracker. In connection with the hiring of its President, the Company granted the Additional Option.

In fiscal 1997, the Company recorded compensation expense of $63,600 related to 41,500 stock options granted to nonemployees of the Company.

     Fixed Stock Option Plans

Pursuant to the Company's 1995 Stock Option Plan, a total of 225,000 shares of common stock have been reserved for issuance at prices to be determined by the Stock Option Committee at the date of issuance.

The following is a summary of activity under the 1995 Stock Option Plan:

                                       Number of           Weighted Average
                                         Shares            Price Per Share
                                         ------            ---------------

Outstanding at July 1, 1995              40,000              $   3.06
    Granted                             121,000                  3.68
    Exercised                              -                       -
    Canceled                             (9,600)                 4.00
                                      ---------
Outstanding at June 29, 1996            151,400                  3.50
    Granted                               -
    Exercised                             -
    Canceled                             (6,000)
Outstanding at January 16, 1997         146,400
    Granted                              35,000                  2.10
    Exercised                             -                        -
    Canceled                              -                      4.00
                                      ---------
Outstanding at June 28, 1997            180,400                  3.21
                                      =========

Options exercisable at June 28, 1997    136,400                  3.31
                                      =========

Shares of common stock available for
    future grants at June 28, 1997       44,600
                                      =========


The following table summarizes information about fixed stock options outstanding at June 28, 1997:

                                 Options Outstanding                                            Options Exercisable

                             Number                                                            Number
                           Outstanding            Remaining             Weighted             Exercisable            Weighted
                              as of              Contractual             Average                as of                Average
Exercise Prices           June 28, 1997         Life (Years)         Exercise Price         June 28, 1997        Exercise Price
---------------           -------------         ------------         --------------         -------------        --------------

    1.00 - 2.50               75,000                3.82                 $2.01                  54,667             $  2.16
    4.00 - 4.25              105,400                3.53                  4.06                  81,733                4.08


The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock been based on fair value at the grant dates for awards under those plans consistent with FASB Statement 123, the Company's net loss and net loss per share for the years ended June 28, 1997 and June 29, 1996, on a pro forma basis, would have been as follows:

                                                     1997              1996
                                                     ----              ----

Net loss                      As reported        $4,038,001        $ 2,955,775
                              Proforma            4,081,927          3,056,803

Loss per share                As reported            $0.73             $1.19
                              Proforma               $0.74             $1.23


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility 44%, risk-free interest rates ranging from 5.34% to 6.63%, expected dividends of $0 and expected lives of 5 years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKO MARINE INTERNATIONAL, INC.
(Registrant)


By: /s/ Kenneth Burroughs
Kenneth Burroughs
Chief Executive Officer, Chairman of the Board

Date:  October 13, 1997


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints KENNETH BURROUGHS as his attorney-in-fact, with power of substitution for him in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Kenneth Burroughs
Kenneth Burroughs
Chief Executive Officer, Chairman
of the Board (Signing as Principal
Executive Officer and Director)

Date:  October 13, 1997





By: /s/ Stephen W. Smith
Stephen W. Smith
Chief Financial Officer (signing as
Principal Financial Officer and
Principal Accounting Officer

Date:  October 13, 1997


By:
Joseph Messina, Director

Date:


By: /s/ Joe C. Greene
Joe C. Greene, Director

Date:  October 13, 1997


By: /s/ Bruce S. Foerster
Bruce S. Foerster, Director

Date:  October 13, 1997


By: /s/ Larry Mueller
Larry Mueller, Director

Date:  October 13, 1997

By: /s/ Susie Henry
Susie Henry, Director

Date:  October 13, 1997


By:
Doug Baena, Director

Date:

                                INDEX TO EXHIBITS

Except as otherwise noted, each exhibit listed herein is incorporated by reference to the exhibit of the same number filed by the Company with its Form SB-2 Registration Statement, Commission File Number 33-94168, on June 30, 1995 and as amended on August 15, 1995 and August 21, 1995.


Exhibit
  No.                               Description

1.3         Form of Financial  Consulting Agreement between the Company and the
            Underwriter
1.4         Underwriter's Purchase Option.
2.1 Purchase Agreement dated February 25, 1994 between Barnett Bank of South Florida, N.A. and CAVC.
2.2         Agreement dated as of August 2, 1994 between CAVC and the Company.
2.3 Non-Competition Agreement dated February 29, 1994 between CAVC and Robert Schwebke.
2.4 Stock Purchase Agreement dated December 4, 1996 between the Company and Tracker, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 4, 1996 and filed on December 13, 1996.
2.5 Stock Purchase Agreement dated December 4, 1996 between Tracker and CAVC filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 4, 1996 and filed on December 13, 1996.
2.6         Plan of Merger dated August 8, 1997 between the Company and TRACKAQ
3.1         Articles of Incorporation of the Company, as amended.
3.2         By-Laws of the Company.
3.3         Amendment to By-Laws of the Company.
4.1         Specimen stock certificate of the Company's Common Stock.
4.2         Form of Warrant and Warrant Agreement.
4.3         Form of Warrant included as part of Underwriter's Purchase Option.
4.4         Warrants issued in connection with Bridge Financing.
4.5 Warrant dated August 2, 1994 of the Company issued to Barnett Bank of South Florida, N.A.
4.6 Forms of Secured Promissory Note, Security Agreement (Inventory and Accounts), Trademark Collateral Security Agreement, and Subscription Agreement, each dated April 18, 1995, issued in connection with the Bridge Financing.
4.7 Note and Security Agreement dated August 2, 1994 between the Company and Barnett Bank of South Florida, N.A.
4.8 Loan Agreement dated August 2, 1994 between the Company and CAVC, as amended by letter dated November 21, 1994.
4.9         Loan Agreement dated August 2, 1994 between the Company and
            CreditAmerica.
4.10 Letter dated April 18, 1995 to the Company from CreditAmerica and CAVC with respect to the repayment of insider indebtedness.
4.11 Basic Agreement dated November 21, 1994 by and between Brunswick and the Company

4.12 Secured Note dated November 21, 1994 from the Company to Brunswick in the original principal amount of $825,000, together with Security Agreement dated November 21, 1994 between the Company and Brunswick and Intercreditor Agreement dated November 21, 1994 between Barnett Bank of South Florida, N.A. and Brunswick.

4.13 Salt Water Joint Marketing Agreement dated November 21, 1994 between Mercury Marine, a division of Brunswick and the Company, as supplemented and amended on November 21, 1994, together with addendum to supplement and amendment dated November 22, 1994.
4.14        Letter Agreement dated August 8, 1996 between the Company and
            Barnett Bank.
4.15** Second Supplement and Amendment to Saltwater Joint Marketing Agreement and Additional Agreement dated as of January 16, 1997 between Brunswick Corporation and the Company.
10.1 Employment Agreement dated as of January 1, 1995 between the Company and Douglas W. Baena.
10.2 Employment Agreement dated as of January 1, 1995 between the Company and Joseph J. Messina.
10.3 Employment Agreement dated as of March 1, 1995 between the Company and Lawrence Tierney.

10.4 Employment Agreement dated as of May 9, 1995 between the Company and Edward Kunuty.
10.5        Letter dated June 21, 1995 from the Company to Jeffrey Bleustein.
10.6 Agreement dated July 26, 1994 between the Company and Vincam Human Resources, Inc.
10.7 Floor Plan Repurchase Agreement dated December 14, 1994 between the Company and Bombardier Capital Corp.
10.8 Manufacturers Financing Agreement dated July 28, 1994 between the Company and TransAmerica Commercial Financial Corp.
10.9 Inventory Repurchase Agreement dated August 1, 1994 between the Company and Nations Credit Commercial Corporation, Inc.
10.10 Shareholders' Agreement dated February 23, 1994 among Douglas W. Baena, Harry Bresky, Buy America, Inc., Wilmont Holdings Corp., Joseph O'Sullivan, Robert Sponheimer and Brett Schwebke and CAVC as amended on August 15, 1994 and October 14, 1994.
10.11       Warrant to purchase shares of Common Stock of CAVC.
10.16 Agreement dated April 18, 1995 by and among Robert C. Schwebke, Douglas Baena, H. Harry Bresky, the Company and CAVC.
10.17 Agreement dated April 18, 1995 between CAVC and the Company with respect to certain loans to and indemnifications of the Company.
10.18 Lock-up letter dated April 17, 1995 from Barnett Bank of South Florida, N.A. to the Company.
10.19 Agreement by and among the Company, CAVC and the Underwriter dated April 18, 1995 pursuant to which certain agreements may not be amended without the prior consent of the Underwriter.
10.20       Form of Independent Dealer Agreement.
10.21       Amendment to Baena and Messina Employment Agreements.
10.22       Lock-up agreements executed in connection with Initial Public
            Offering.
10.23       The Company's 1995 Stock Option Plan.
10.24 Amended Triple Net Lease dated April 18, 1995 between Robert C. Schwebke and the Company.
10.25 Florida Mortgage and Security Agreement dated January 23, 1979 by and between Robert C. Schwebke and Judith A. Schwebke and The Prudential Insurance Company of America.
10.26       Mortgage and Security Agreement dated July 24, 1986 between Robert
            C. Schwebke and Barnett Bank of South Florida, N.A.
10.27       Mortgage and Security Agreement dated July 24, 1986 between Robert
            C. Schwebke and Barnett Bank of South Florida, N.A.
10.28 Mortgage Spreader and First Modification to Note and Mortgage dated February 25, 1994 between Robert C. Schwebke and Barnett Bank of South Florida, N.A.
10.29       Form of Agreement for Sales Representation.
10.32       Promissory note dated as of June 1, 1995 from the Company to CAVC.
10.33 Promissory note dated as of June 30, 1995 from the Company to CreditAmerica.
10.34       Letter regarding indemnification dated December 4, 1996, filed as
            Exhibit 2.3 to the Company's Current Report on Form 8-K dated December 4, 1996 and filed on December 13, 1997.
10.35** Amendment dated January 16, 1997 to Amended Triple Net Lease between Robert C. Schwebke and the Company.
10.36** Second Amendment dated January 16, 1997 to Employment Agreement between the Company and Douglas W. Baena.
10.37 Letter Agreement between Tracker and the Company, and Tracker and CAVC, dated January 16, 1997, filed as Exhibit 2.4 to the Company's Current Report on Form 8-K dated January 16, 1997 and filed on January 30, 1997.
10.38 Escrow Agreement dated January 16, 1997 among SunTrust Bank, Miami, N.A., as escrow agent, the Company, CAVC and Tracker, filed as
            Exhibit 2.5 to the Company's Current Report on Form 8-K dated January 16, 1997 and filed on January 30, 1997.
10.39 Amendment dated January 16, 1997 to Douglas W. Baena Employment Agreement, filed as Exhibit 2.6 to the Company's Current Report on Form 8-K dated January 16, 1997 and filed on January 30, 1997.

10.40       Employment Agreement dated July 1, 1996 between the Company and Hugh
            Landon  Russ,  Jr.,  filed as Exhibit 2.7 to the  Company's  Current
            Report on Form 8-K dated  January  16, 1997 and filed on January 30,
            1997.
10.41       Amendment dated January 16, 1997 to Hugh Landon Russ, Jr. Employment
            Agreement,  filed as Exhibit 2.8 to the Company's  Current Report on
            Form 8-K dated January 16, 1997 and filed on January 30, 1997.
10.42       Amendment  dated  January 16, 1997 to  Lawrence  Tierney  Employment
            Agreement,  filed as Exhibit 2.9 to the Company's  Current Report on
            Form 8-K dated January 16, 1997 and filed on January 30, 1997.
10.43**     Employment Agreement dated May 14, 1997 between the Company and
            Richard Reyenger.
16.1        Letter  from  BDO  Seidman   regarding  the   Company's   change  of
            independent  accountants,  filed as  Exhibit  2.10 to the  Company's
            Current  Report  on Form 8-K  dated  January  16,  1997 and filed on
            January 30, 1997.
24.1        Power of Attorney (included on the signature page of the Company's
            Annual Report on Form 10-KSB).
27.1**      Financial Data Schedule.
99.1**      Class Action  Complaint  filed against the Company,  its  directors,
            Tracker  and TRACKAQ on August 12,  1997 in United  States  District
            Court, Southern District of Florida.


**          Filed herewith.