Form 10KSB/A
period 1997-06-28
MAKO MARINE INTERNATIONAL INC
filed 1997-11-06
CIK 943689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

As of November 5, 1997, the number of shares outstanding of the issuer's common stock was 9,055,000.

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

The following unaudited pro forma information presents a summary of operations as if the Tracker Transaction had occurred on July 1, 1995:

                                               For the Year Ended

                                           June 28, 1997    June 29, 1996
                                           -------------    -------------
Net sales                                    $20,059,778    $ 20,413,657
Net loss                                     $(4,595,635)   $ (3,751,938)

Loss per share                                    $(0.51)        $(0.41)


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

Date:  November 6, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Kenneth Burroughs
Kenneth Burroughs
Chief Executive Officer, Chairman
of the Board (Signing as Principal
Executive Officer and Director)

Date:  November 6, 1997


By: /s/ Stephen W. Smith*
Stephen W. Smith
Chief Financial Officer (signing as
Principal Financial Officer and
Principal Accounting Officer

Date:  November 6, 1997


By:
Joseph Messina, Director

Date:

By: /s/ Joe C. Greene*
Joe C. Greene, Director

Date:  November 6, 1997


By: /s/ Bruce S. Foerster*
Bruce S. Foerster, Director

Date:  November 6, 1997


By: /s/ Larry Mueller*
Larry Mueller, Director

Date:  November 6, 1997


By: /s/ Susie Henry*
Susie Henry, Director

Date:  November 6, 1997


By:
Doug Baena, Director

Date:


*By:  /s/ Kenneth Burroughs
 Kenneth Burroughs, attorney-in-fact