Form 10QSB
period 1997-09-27
MAKO MARINE INTERNATIONAL INC
filed 1997-11-12
CIK 943689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.
         For the quarterly period ended September 27, 1997                   .

[ ]  Transition report under Section 13 or 15(d) of the Securities Act of 1934.

         For the transition period from _________ to _________.

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 11, 1997, there were 9,055,000 shares of common stock, $0.01 par value per share, outstanding.

                         MAKO MARINE INTERNATIONAL, INC.

                                TABLE OF CONTENTS


Part I.  Financial Information


         Item 1.  Financial Statements (unaudited)

                  Balance Sheet............................................  3

                  Statements of Operations.................................  4

                  Statements of Cash Flows................................   5

                  Notes to Financial Statements........................... 6-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and results of Operations....................  8-9



Part II.  Other Information


         Item 5.  Other Information......................................  10

         Item 6.  Exhibits and Reports on Form 8-K.......................  10

         Signatures......................................................  11


                         Mako Marine International, Inc.

                                  Balance Sheet
                                   (unaudited)

                                                                               September 27, 1997
-------------------------------------------------------------------------------------------------
Assets
  Current assets
    Cash                                                                         $   438,461
    Accounts receivable, less allowance for
      doubtful accounts of $134,840                                                1,303,864
    Inventories                                                                    3,165,855
    Prepaid and other assets                                                         698,776
-------------------------------------------------------------------------------------------------
  Total current assets                                                             5,606,956
  Property and equipment, net                                                      4,146,942
  Goodwill                                                                         3,771,070
  Other assets                                                                       535,396
-------------------------------------------------------------------------------------------------
  Total assets                                                                   $14,060,364
=================================================================================================

Liabilities and Stockholders' Equity
  Liabilities
    Current liabilities
      Accounts payable                                                           $ 1,929,597
      Accrued expenses                                                             1,530,686
      Accrued interest payable                                                        37,575
      Due to Tracker Marine, an affiliate                                            223,691
      Advance - Credit America, Inc., an affiliate                                   300,906
      Current portion of note payable, CreditAmerica
        Venture Capital, Inc., an affiliate                                          412,500
      Current portion of indemnities                                                  88,647
      Current portion of long-term debt                                              409,386
-------------------------------------------------------------------------------------------------
    Total current liabilities                                                      4,932,988
    Note payable, CreditAmerica Venture
      Capital, Inc., an affiliate, less current portion                              487,500
    Indemnities, less current portion                                                109,339
    Long-term debt, less current portion                                           1,119,427
-------------------------------------------------------------------------------------------------
  Total liabilities                                                                6,649,254
-------------------------------------------------------------------------------------------------
  Stockholders' equity
    Preferred stock; 2,000,000 shares                                                      -
      authorized; none issued
    Common stock, $.01 par value, 15,000,000
      shares authorized; 9,055,000
      shares issued and outstanding                                                   90,550
    Additional paid-in capital                                                     9,726,985
    Accumulated deficit                                                           (2,406,425)
-------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       7,411,110
-------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                     $14,060,364
=================================================================================================

                 See accompanying notes to financial statements.


                         Mako Marine International, Inc.

                            Statements of Operations
                                   (unaudited)




                                                                                   September         September
Three Months Ended                                                                 27, 1997          28, 1996
----------------------------------------------------------------------------------------------------------------------

Net sales                                                                        $ 5,613,663       $ 4,829,853
Cost of products sold                                                              5,429,703         4,426,525
----------------------------------------------------------------------------------------------------------------------
  Gross profit                                                                       183,960           403,328

Selling, general and administrative expenses                                       1,020,069           926,238
----------------------------------------------------------------------------------------------------------------------
  Loss from operations                                                              (836,109)         (522,910)

Interest income                                                                       13,749             2,986
Interest expense                                                                     (54,568)          (80,282)
Other, net                                                                           (24,106)           (7,323)
----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                         (64,925)          (84,619)
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                         $  (901,034)      $  (607,529)
======================================================================================================================

Net loss per common share                                                        $      (.10)      $      (.22)
======================================================================================================================

Average number of common shares                                                    9,055,000         2,724,048
======================================================================================================================

                 See accompanying notes to financial statements.

                         Mako Marine International, Inc.

                            Statements of Operations
                                   (unaudited)

                                                                                  September         September
Three Months Ended                                                                 29, 1997          28, 1996
----------------------------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                                    $   (901,034)     $   (607,529)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Provision for depreciation                                                   250,982           165,879
      Provision for amortization                                                    31,713                 -
      Provision for doubtful accounts                                               15,000             9,000
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                (280,427)          472,130
        Decrease (increase) in inventories                                         586,326          (264,765)
        Increase in prepaids and assets                                           (283,885)         (228,525)
        Increase (decrease) in accounts payable
          and accrued expenses                                                    (587,106)          398,409
----------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                         (1,168,431)          (55,401)
======================================================================================================================

  Investing activities:
    Purchase of property and equipment                                            (127,769)         (106,651)
======================================================================================================================

  Net cash used in investing activities                                           (127,769)         (106,651)
----------------------------------------------------------------------------------------------------------------------

  Financing activities:
    Increase in due to affiliate                                                   177,704                 -
    Principal payments on debt and indemnities                                    (206,961)         (183,968)
----------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                                            (29,257)         (183,968)
----------------------------------------------------------------------------------------------------------------------

  Net decrease in cash and cash equivalents                                     (1,325,457)         (346,020)
  Cash and cash equivalents, beginning of
    period                                                                       1,763,918           530,123
----------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                                    $    438,461       $   184,103
======================================================================================================================

                 See accompanying notes to financial statements.

                         Mako Marine International, Inc.

                          Notes to Financial Statements



Summary of Significant Accounting Policies


Business

On August 2, 1994, Mako Marine International, Inc. a Florida corporation (the "Company") acquired the boat manufacturing assets of Mako Marine, Inc. and assumed and incurred certain liabilities and indemnities from CreditAmerica Venture Capital, Inc. ("CAVC"), an affiliate of Old Mako, in a transaction accounted for as a purchase.

On January 16, 1997, Tracker Marine, L.P., a Missouri limited partnership ("Tracker"), acquired 930,000 shares of the Company's $.01 par value common stock (the "Mako Common Stock") from CAVC, which shares then constituted 35% of the outstanding Mako Common stock, followed by Tracker's acquisition from the company of 6,400,000 newly issued shares of Mako Common Stock for purchase price consisting of cash in the amount of $4,140,000 and certain assets relating to the manufacture of saltwater boats.

Mako Marine International, Inc. is engaged in the manufacture and sale of offshore fishing and pleasure boats under the names "Mako," "Seacraft" and "SilverKing." Sales are concentrated on the eastern coast of the United States, with particular emphasis on Florida. The balance of the Company's sales are made in the Gulf Coast, Great Lakes Regions, West Coast and foreign markets.

Merger Transaction

Tracker has announced a merger transaction with the Company pursuant to which Tracker would acquire the entire equity interest in the Company not already owned by Tracker or any of its subsidiaries (the "Merger Transaction"). Upon completion of the Merger Transaction, the Company would become a wholly owned subsidiary of Tracker. The Merger Transaction will be accounted for under the purchase method.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes requires by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only the normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements as of June 28, 1997 and footnotes thereto filed on form 10-KSB (SEC File No. 0-26618) filed with the Securities and Exchange Commission. The results of operations for the three months ended September 27, 1997 are not necessarily indicative of the results of operations for the full year.

Net Loss Per Common Share

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, stock issued and stock options granted have been included in the calculation of weighted average shares of common stock outstanding for the three months ended September 27, 1997.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This report contains certain forward-looking statements within the meaning of Federal securities laws which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ material from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the significant losses incurred by the Company during the first three months of fiscal 1998, those factors discussed in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the "Risk Factors" contained in the Company's prospectus dated August 23, 1995.

Results of Operations for Three Months Ended September 27, 1997
Versus Three Months Ended September 28, 1996

Net Sales

The Company's net sales for the quarter ended September 27, 1997 (the first quarter of the fiscal year ending June 27, 1998) increased by $783,810 (or 16.2%) to $5,613,663 from $4,829,853 for the corresponding quarter of the prior fiscal year. This increase was attributable to the addition of Seacraft and SilverKing sales amounting to approximately $936,000.

Cost of Products Sold and Gross Profit

Gross profit for the quarter ended September 27, 1997 decreased by $219,368 to $183,960 (3.3% of sales) from $403,328 (8.6% of sales) for the corresponding quarter of the prior fiscal year. This decrease was primarily due to a smaller standard gross profit model mix, to a lesser extent continuing labor inefficiencies due in part from the start-up of the Seacraft and SilverKing lines, and offset in part by a reduced cost of engines and certain materials.

Operating Expenses

Selling, general and administrative expenses for the quarter ended March 29, 1997 increased by $93,831 (or 10.1%) to $1,020,069 from $926,238 for the corresponding quarter of the prior fiscal year. This increase is due primarily to increased advertising costs, primarily for the Seacraft and SilverKing lines.

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

During the three months ended September 27, 1997, the Company used $1,168,431 for operating activities, $127,769 for investing activities, and $29,257 for financing activities.

The cash used by operating activities resulted from the Company's net loss of $901,034, and an increase in accounts receivable and prepaid assets (such as insurance and boat show costs) of $280,427 and $283,885, respectively, and a decrease in accounts payable of $587,106. Cash was provided by a decrease in inventory of $586,326 (also an increase in the allowance for doubtful accounts of $15,000) and depreciation and amortization totaling $282,695.

The cash used by financing activities resulted from the purchase of fixed assets of $127,769.

The cash used by financing activities resulted from principal payments on debt and indemnities totaling $206,961, offset by an increase in a due to affiliate of $177,704.

It is expected that the Company will continue to generate negative operating cash flow throughout 1998 and that substantial infusions of working capital will be required during the remainder of fiscal 1998. In view of its current financial condition, the Company believes that it is unlikely that the Company will be able to obtain such working capital from traditional third party sources, and that the logical and perhaps only source of such funding will be Tracker. Tracker has indicated to the Company (and in an Schedule 13E-3 filed with the SEC in connection with the Merger Transaction) that Tracker would be unwilling to provide such funding so long as any securities of the Company is owned by persons other than Tracker or its affiliates. The Company believes that unless it is able to obtain additional funding of its operations, substantial curtailment or suspension of certain of the Company's operations will be required. The Company believes that such curtailment and/or suspension would have a material impact upon the ability of the Company to compete in the marketplace, thereby negatively and materially impacting its current low sales levels. In such event, it is likely that the Company would continue to incur losses and generate negative cash flow from operations for the foreseeable future, and as a result thereof, the Company's ability to continue as a going concern would be in doubt.

Part II.  Other Information


Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         See Exhibit Index. Exhibits are submitted as a separate section of this report immediately following the Exhibit Index.

(b)      Reports on Form 8-K.

         A Report on Form 8-K dated August 14, 1997 was filed with the Commission disclosing the announcement by Tracker of the Merger Transaction.

         A Report on Form 8-K/A (Amendment No. 3) was filed with the Commission on August 18, 1997 further amending a Report on Form 8-K dated January 16, 1997.

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

Mako Marine International, Inc.


By: /s/ Kenneth Burroughs
Kenneth Burroughs
President (Signing as Principal
Executive Officer and Director)

Date:  November 12, 1997






By: /s/ Stephen W. Smith
Stephen W. Smith
Chief Financial Officer (signing as
Principal Financial Officer and
Principal Accounting Officer

Date:  November 12, 1997

                                  EXHIBIT INDEX



Exhibit No.                      Description                               Page


      27.1        Financial Disclosure Schedule                             14
                  (Filed in EDGAR version only)